Form 10QSB
period 2007-09-30
Liberty Alliance, Inc.
filed 2007-11-08
CIK 1406574

U.S. SECURITIES AND EX CHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     ☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2007

     ☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

Commission File No. 000-52746

LIBERTY ALLIANCE, INC.

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0438200 (IRS Employer Identification No.)

899 South Artistic Circle, Springville, UT  84663

(Address of principal executive offices)

(801) 489-4802

 (Issuer’s telephone number)

Not Applicable

 (Former name and address)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2007:  22,413,675 shares of common stock, par value $0.001.

Transitional Small Business Format:  Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes  ☒   No ☐

 LIBERTY ALLIANCE, INC.

FORM 10-QSB

SEPTEMBER 30, 2007

INDEX

		Page

PART I.	Financial Information	3

	Item 1. Unaudited Condensed Financial Statements	4

	Unaudited Condensed Balance Sheet – September 30, 2007	6

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2007 and 2006, and from re-entering development stage on April 19, 2006 through September 30, 2007	7

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2007 and 2006, and from re-entering development stage on April 19, 2005 through September 30, 2007	8

	Notes to Unaudited Condensed Financial Statements	9

	Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation	10

	Item 3. Controls and procedures	13

PART II.	Other Information	13

	Item 6. Exhibits and Reports on Form 8-K	13

	Signatures	14

(Inapplicable items have been omitted)

PART I.

Financial Information

Item 1.  Unaudited Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and 2006 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements.  The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

LIBERTY ALLIANCE, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

LIBERTY ALLIANCE, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheet,

September 30, 2007

6

—

Unaudited Condensed Statements of Operations,

for the three and nine months ended September 30, 2007

and 2006 and from re-entering development stage on

April 19, 2006 through September 30, 2007

7

—

Unaudited Condensed Statements of Cash Flows,

for the nine months ended September 30, 2007

and 2006 and from re-entering development stage on

April 19, 2006 through September 30, 2007

8

—

Notes to Unaudited Condensed Financial Statements

9

LIBERTY ALLIANCE, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEET

ASSETS

September 30,
2007

CURRENT ASSETS:
Cash	$33

Total Current Assets	$33

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$4,910
Accrued interest	12,138
Convertible notes payable	5,000
Note payable	47,920
Total Current Liabilities	69,968

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $0.001 par value,
100,000,000 shares authorized,
22,413,675 shares issued and outstanding	22,414
Capital in excess of par value	1,303,526
Retained earnings (deficit)	(1,357,212)
Deficit accumulated during the
development stage	(38,663)

Total Stockholders' Equity (Deficit)	(69,935)

Total Liabilities and Stockholder’s Equity (Deficit)	$33

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIBERTY ALLIANCE, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From
					re-entering
					Development
					Stage on
	For the Three		For the Nine		April 19, 2006
	Months Ended		Months Ended		through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	10,078	13,946	15,099	17,108	32,550

LOSS BEFORE OTHER
INCOME (EXPENSE)	(10,078)	(13,946)	(15,099)	(17,108)	(32,550)

OTHER INCOME (EXPENSE):
Interest Expense	(966)	(1,737)	(2,827)	(3,429)	(6,113)

LOSS BEFORE INCOME
TAXES	(11,044)	(15,683)	(17,926)	(20,537)	(38,663)

CURRENT INCOME TAX EXPENSE	-	-	-	-	-
DEFERRED INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(11,044)	$(15,683)	$(17,926)	$(20,537)	$(38,663)

BASIC AND DILUTED
LOSS PER COMMON SHARE:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
OUTSTANDING SHARES	22,413,675	21,413,675	22,278,144	8,886,202

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIBERTY ALLIANCE, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From re-entering
			Development
	For the Nine		Stage on
	Months Ended		April 19, 2006 through
	September 30,		September 30,
	2007	2006	2007
Cash Flows from Operating Activities:
Net loss	$(17,926)	$(20,537)	$(38,663)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:

Changes in assets and liabilities:
Increase (decrease) in accounts payable	4,417	(892)	3,576
Decrease (increase) in prepaid expense	600	(600)	-
Increase in accrued interest	2,825	2,436	5,120

Net Cash Provided (Used) by Operating Activities	(10,084)	(19,593)	(29,967)

Cash Flows from Investing Activities:

Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from common stock issuances	5,000	20,000	25,000
Proceeds from convertible notes payable and loans	5,000	10,000	15,000
Cash used to payoff convertible notes payable and loans	-	(10,000)	(10,000)
Proceeds from related party loans	-	2,500	2,500
Cash used to payoff related party loans	-	(2,500)	(2,500)

Net Cash Provided by Financing Activities	10,000	20,000	30,000

Net Increase (Decrease) in Cash	(84)	407	33

Cash at Beginning of Period	117	-	-

Cash at End of Period	$33	$407	$33

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$52	$993	$1,141
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the nine months ended September 30, 2007:

None

For the nine months ended September 30, 2006:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIBERTY ALLIANCE, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and 2006 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements.  The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has no revenue-generating activities and has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – NOTES PAYABLE

In December 2003, the Company renegotiated an existing debt of $47,920 into a note payable agreement.  The note accrues interest at 6% per annum compounded annually and is due on demand.  Interest expense on the note totaled $2,568 and $2,436 for the nine months ended September 30, 2007 and 2006, respectively.

Convertible Notes Payable - In February 2007, the Company issued two $2,500 convertible notes payable.  Each note accrues interest at 8% per annum, is due on demand, and is convertible with accrued interest into 500,000 shares of common stock after the Company is no longer classified as a shell company.  Interest expense on the two notes totaled $257 and $0 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE 4 - CAPITAL STOCK

In February 2007, the Company issued 1,000,000 shares of its previously authorized but unissued common stock for cash.  Proceeds from the sale of stock totaled $5,000 (or $0.005 per share).

NOTE 5 - INCOME TAXES

The Company has available at September 30, 2007, net operating loss carryforwards of approximately $24,900 which may be applied against future taxable income and which expire in 2026 and 2027.  The net deferred tax asset from the net operating loss carryforwards is approximately $5,600 and $2,200 as of September 30, 2007 and December 31, 2006, respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the nine-month period ended September 30, 2007 is approximately $3,400.

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Forward-Looking Statement Notice

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Description of Business.

The Company was organized under the laws of the State of Utah on September 30, 1986 as G & G Management, Inc.  On December 8, 1986 the Company changed its name to Utah Innovation Associates, Inc.  The Company was formed to act as a small business innovation center to assist in the creation and development of companies involved in high-technology and bio-technology research and development.  In June 1989, the Company changed its name to Champion Concepts, Inc.  At that time the Company began phasing out its plans of acting as a business incubator and expanded its search of potential acquisition candidates. On November 26, 1991 the Company merged with Liberty Alliance, Inc., a Delaware corporation.  From 1991 to 1994 the Company engaged in selling memberships in a consumer discount program that negotiated discounts for its members.  The business plan failed and in September 1994 management filed for Chapter 7 protection in the United States Bankruptcy Court.

The Company has remained dormant until 2006 when it began preparations to become a public shell and seek new business opportunities.  The Company plans to acquire, or merge with a targeted operating business that is seeking public company status.  In August 2006 the Company changed its name to Vestige, Inc., and in September 2006 the Company changed its name back to Liberty Alliance, Inc.

We have now focused our efforts on seeking a business opportunity.  The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people.  Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests.  In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location.  We may acquire a business opportunity in any stage of development.  This includes opportunities involving “start up” or new companies.  In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company.  We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

•

available technical, financial and managerial resources;

•

working capital and other financial requirements;

•

the history of operations, if any;

•

prospects for the future;

•

the nature of present and expected competition;

•

the quality and experience of management services which may be available and the depth of the management;

•

the potential for further research, development or exploration;

•

the potential for growth and expansion;

•

the potential for profit;

•

the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific businesses and then select the most suitable opportunities based on legal structure or method of participation.  Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transactions.  Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity.  We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity.  These materials may include the following:

•

descriptions of product, service and company history; management resumes;

•

financial information;

•

available projections with related assumptions upon which they are based;

•

an explanation of proprietary products and services;

•

evidence of existing patents, trademarks or service marks or rights thereto;

•

present and proposed forms of compensation to management;

•

a description of transactions between the prospective entity and its affiliates;

•

relevant analysis of risks and competitive conditions;

•

a financial plan of operation and estimated capital requirements;

•

and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity.  The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

We do not currently have any employees but rely upon the efforts of our officer and director to conduct our business.  We do not have any employment or compensation agreements in place with our officer and director although he is reimbursed for expenditures advanced on our behalf.

Description of Property.

We do not currently own any property.  Mr. White, our president, allows us to use his office in Springville, Utah on a rent-free basis.  We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Nine Month Period Ended September 30, 2007 and 2006

Our revenues, since re-entering the development stage on April 19, 2006, total $0 and we have a cumulative net loss of $38,663 for the same period through September 30, 2007.  Our revenues for the nine months ending September 30, 2007 were $0 compared to $0 for the same period in 2006. For the nine months ending September 30, 2007 net loss was $17,926 compared to $20,537 for the same period in 2006.  Expenses during the nine months ended September 30, 2007, consisted of $15,099 in general and administrative expense and $0 in depreciation and amortization.  Expenses during the comparable period in 2006 consisted of $0 in depreciation and amortization and $17,108 in general and administrative expenses.  Interest expense totaled $2,827 and $3,429 for the nine months ended September 30, 2007 and 2006, respectively.

As of September 30, 2007 our total assets were $33 consisting entirely of cash.  Total liabilities at September 30, 2007 are $69,968 consisting of $4,910 in accounts payable, $5,000 in convertible notes payable, $12,138 in accrued interest, and $47,920 in notes payable.

Liquidity and Capital Resources

At September 30, 2007 we had $33 in cash and have had no revenues since re-entering the Development Stage on April 19, 2006. We estimate that general and administrative expenses for the next twelve months will be approximately $15,000.  At September 30, 2007 we also had total liabilities of $69,968.  As a result, we will need to generate up to $85,000 to pay our debts and meet our ongoing financial needs.  Since inception we have primarily financed our operations through the sale of common stock.  In order to raise the necessary capital to maintain our reporting company status, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders.  We do not have any commitments for financing.

Item 3.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer/chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this quarterly report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer/chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are not effective in providing material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis. The Company’s material weaknesses in internal control are due to the lack of segregation of duties and the lack of accounting expertise in the supervision of the financial reporting process.  As of September 30, 2007, Steven L. White is the sole director and sole executive and accounting officer of the Company.  However, given the Company’s limited operations as described in its Plan of Operation, the Company does not intend to separate these duties until a suitable business is found with which to combine.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

The Company has filed no Form 8-K for the current period.

Exhibits:

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer/ Principal
		Financial Officer pursuant to Section 302 of the Sarbanes
		-Oxley Act of 2002	Attached

2	32.1	Certification of Chief Executive Officer and Chief Financial
		Officer pursuant to section 906 of the Sarbanes-Oxley Act
		of 2002*	Attached

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY ALLIANCE, INC.

Date: November 6, 2007

/s/ Steven L. White

Steven L. White

Chief Executive Officer

Chief Financial Officer