Form 10KSB
period 2007-12-31
Liberty Alliance, Inc.
filed 2008-03-25
CIK 1406574

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number:   000-52746

LIBERTY ALLIANCE, INC.

(Name of small business issuer in its charter)

Delaware	87-0438200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

899 South Artistic Circle, Springville, Utah	84663
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (801) 489-4802

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒   No ☐

State issuer’s revenues for its most recent fiscal year.     $ -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  The aggregate market value of the issuer’s common stock held by non-affiliates at March 1, 2008 is deemed to be $0.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

 Yes ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of March 1, 2008, there were 22,413,675 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

LIBERTY ALLIANCE, INC.

INDEX

		Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	4 6 6 6
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A. Controls and Procedures

Item 8B. Other Information

		6 7 7 7 8 8
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

		8 10 10 10 11 11
	Signatures	12

(Inapplicable items have been omitted)

PART I

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Item 1.  Description of Business.

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

The Company remained dormant until 2006 when it began preparations to become a public shell and seek new business opportunities.  The Company plans to acquire, or merge with a targeted operating business that is seeking public company status.  In August 2006 the Company changed its name to Vestige, Inc., and in September 2006 the Company changed its name back to Liberty Alliance, Inc.

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

Methods of Participation of Acquisition

Management will review specific businesses and then select the most suitable opportunities based on legal structure or method of participation.  Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve reorganization, merger or consolidation transactions.  Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of the our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity.  We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity.  These materials may include the following:

•

descriptions of products, services and company history;

•

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

Employees

We do not currently have any employees but rely upon the efforts of our sole officer and director to conduct our business.  We do not have any employment or compensation agreements in place with our sole officer and director although he is reimbursed for expenditures advanced on our behalf.

Item 2.  Description of Property

We do not currently own any property.  Mr. White, our president, allows us to use his office in Springville, Utah on a rent-free basis.    We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Item 3.  Legal Proceedings

No legal proceedings are threatened or pending against Liberty Alliance, Inc., or any of our officers or directors.  Further, none of our officers, directors or affiliates are parties against Liberty Alliance, Inc., or have any material interests in actions that are adverse our own.

Item 4.  Submission of Matters to a Vote of Securities Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

At March 1, 2008, the number of record holders of our Common Stock was approximately 339. Total shares issued and outstanding were 22,413,675.

Our common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "LBTI".

	CLOSING BID		CLOSING ASK

2007	High	Low	High	Low

Nov. 14 Thru Dec. 31	NONE	NONE	NONE	NONE
[First available]

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Delaware law. Under Delaware law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6.

Management’s Discussion and Analysis or Plan of Operation

Years Ended December 31, 2007 and 2006

We have at December 31, 2007 $33 available cash on hand and have a cumulative loss since re-entering the development stage on April 19, 2006 of $44,601.  We did not generate any revenues during the years ended December 31, 2007 and 2006 and have had no operations.  Net loss during the year ended December 31, 2007 was $23,864 compared to $21,696 in 2006.  Expenses for both years consisted of general and administrative expenses of $20,071 and $17,451 for 2007 and 2006, respectively, and interest expense of $3,793 and $4,245 for 2007 and 2006, respectively.   The general and administrative expenses were primarily due to professional, legal, and accounting fees associated with our public filings.

In June of 2006 we issued 20,000,000 shares of common stock to the president of the company for $20,000 in cash.  In February 2007, we issued 1,000,000 shares of common stock to interested parties for $5,000 in cash. In addition, we borrowed $5,000 from two interested parties and issued two convertible promissory notes.

Liquidity and Capital Resources

At December 31, 2007, we had $33 in available cash on hand and $70,549 in current liabilities including $9,882 in accounts payable, $12,747 in accrued interest, and $47,920 in a note payable.  We also have $5,357 in convertible notes payable and accrued interest due in February 2009.

We anticipate our expenses for the next twelve months will be approximately $20,000.  At the present time Management anticipates that we may have to rely on advances from our president, or shareholders, to meet our liabilities.  However, there can be no assurances to that effect.

Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.  To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct.

Item 7.  Financial Statements

Our financial statements appear at the end of this report beginning on page F-1.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A(T). Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Item 8B. Other Information

There are no further disclosures.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Positions	Since

Steven L. White	53	Director, President, Secretary/Treasurer	August 2006

All directors serve until the next annual stockholders meeting or until their successors are duly elected and qualified.  All officers serve at the discretion of the Board of Directors.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

Steven L. White, Sole Officer and Director: Mr. White earned his Bachelor of Science Degree from Brigham Young University in 1980 with a major in Accounting and a minor in English.  He is a member of the American Institute of Certified Public Accountants and has been employed by one national and two local CPA firms.  Since 1983, Mr. White has been employed in private accounting and has been the controller of several small businesses. He has been the owner and President and director of Sparrow, Inc., a small consulting business from 2000 to present; the President and director of eNutrition, Inc., from 2000 to 2003, a publicly traded company which sold nutritional products; the President and director of Excel Publishing, Inc., a publicly traded small publishing company from the fall of 2002 to the spring of 2003; the President and director of New Horizon Education, Inc., a publicly traded educational software company from 1998 to 2003; and the controller and chief financial officer of Phoenix Ink, LLC, a financial newsletter publisher, from 1999 to 2001.  Mr. White is currently serving as a Director of Acheron, Inc. and the Director and Sole Officer of Liberty Alliance, Inc., both are public companies.

To the knowledge of management, during the past five years, no present or former directors, executive officer or person nominated to become a director or an executive officer of the Company:

(1)

has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; except that on November 17, 2006 Mr. Steven L. White, our president, on behalf of and as president of Liquitek Enterprises, Inc., a Nevada corporation, filed in United States Bankruptcy Court District of Nevada, a petition of bankruptcy under Chapter 11, which on August 24, 2007, was subsequently dismissed. Mr. White became the president of Liquitek Enterprises, Inc. on September 15, 2006.  Liquitek Enterprises, Inc. is not an affiliate of Liberty Alliance, Inc., and Mr. White is no longer an officer or director of Liquitek Enterprises, Inc.

(2)

was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations or other minor offenses);

(3)

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i)

acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)

engaging in any type of business practice; or

(iii)

engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)

was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity.

(5)

was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6)

was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal Commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based on the copies of filings received by the Company during the most recent fiscal year the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto.

Item 10. Executive Compensation

We are not accruing any compensation pursuant to any agreement with our company.  Our officer and director is reimbursed for expenses incurred on our behalf.  Our officer and director will not receive any finder’s fee as a result of his efforts to implement the business plan outlined herein.  However, our officer and director anticipates receiving benefits as a beneficial shareholder of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

During 2006, three directors each received $100 for their services to the Company.

Employment Contracts and Termination of Employment and Change in Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Executive Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change of control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2007, the name and the number of shares of the Registrant’s Common Stock, par value, $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 22,413,675 issued and outstanding shares of the Registrant’s Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of	Name and Address of	Amount and Nature of	Percentage of Class
Class	Beneficial Owner	Beneficial Ownership

Common	Steven L. White (1)	20,000,000	89.23%

Total Officers and Directors
As a Group (1 Person)		20,000,000	89.23%

(1) Officer and/or director.

There are no contracts or other arrangements that could result in a change of control of the Company.

The Securities and Exchange Commission takes the position that any securities issued by a blank check company cannot be resold under Rule 144 but must be registered under the Securities Act of 1933.  Therefore, shares held by individuals in the capacity of management, affiliates, control persons and promoters must register such shares with the Commission before resale.  As of the date of this report, the shares held by Mr. Steven L. White must be registered before being resold.

Item 12.  Certain Relationships and Related Transactions

Steven L. White, our president, allows us to use his office in Springville, Utah on a rent-free basis.

In January 2008, Steven L. White, or an entity owned by him, advanced the Company $6,000.

Item 13.  Exhibits

Exhibit No.	SEC Ref. No.	Title of Document	Location
3.01		Articles of Incorporation	*
3.02		Amendment to Articles of Incorporation	*
3.03		Amendment to Articles of Incorporation	*
3.04		Amendment to Articles of Incorporation	*
3.05		Amendment to Articles of Incorporation	*
3.06		Articles of Merger	*
3.07		Amendment to Articles of Incorporation	*
3.08		Amendment to Articles of Incorporation	*
1	31.1	Certification pursuant to Rule 13a-14(a) or
Rule 15d-14(a) of the Securities Exchange Act of 1934,
		as amended	Attached

2	32.1	Certification of the Principal Executive Officer
pursuant to U.S.C. Section 1350 as adopted pursuant to
		Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

* Incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on August 1, 2007.

Reports on Form 8-K:

No reports on Form 8-K were filed by Liberty Alliance, Inc., during the last quarter of the period covered by this report.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Liberty Alliance, Inc., annual financial statement and review of financial statements included in Liberty Alliance, Inc., 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $7,487 for fiscal year ended 2007 and $6,093 for fiscal year ended 2006.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2007 and 2006.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2007 and 2006.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberty Alliance, Inc.

Date: March 15, 2008	/s/ Steven L. White
Steven L. White
Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2008	/s/ Steven L. White
Steven L. White
Director

LIBERTY ALLIANCE, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2007

LIBERTY ALLIANCE, INC.

[A Development Stage Company]

CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheet, December 31, 2007	F-4

Statements of Operations, for the years
ended December 31, 2007 and 2006
and from re-entering the Development Stage
on April 19, 2006 through December 31, 2007	F-5

Statement of Stockholders’ Equity (Deficit),
from December 31, 2005 through
December 31, 2007	F-6

Statements of Cash Flows, for the years
ended December 31, 2007 and 2006
and from re-entering the Development Stage
on April 19, 2006 through December 31, 2007	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Liberty Alliance, Inc.

I have audited the accompanying balance sheet of Liberty Alliance, Inc. (a development stage company) (“LAI”) as of December 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006 and for the period from re-entering development stage on April 19, 2006 through December 31, 2007.  LAI’s management is responsible for these financial statements.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LAI as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from re-entering development stage on April 19, 2006 through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 2 to the financial statements, the company has a working capital deficit of $70,516 as of December 31, 2007, has incurred net losses of $23,864 and $21,696 during the years ended December 31, 2007 and 2006, respectively, has negative cash flows from operating activities, and has no revenue-generating activities, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael J. Larsen, PC

Michael J. Larsen, PC

Salt Lake City, Utah

March 14, 2008

LIBERTY ALLIANCE, INC.

[A Development Stage Company]

BALANCE SHEET

ASSETS

December 31,
2007
CURRENT ASSETS:
Cash	$33
Total Current Assets	33
Total Assets	$33

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$9,882
Accrued interest	12,747
Note payable	47,920
Total Current Liabilities	70,549

CONVERTIBLE NOTES AND ACCRUED INTEREST	5,357
Total Liabilities	75,906

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $0.001 par value,
100,000,000 shares authorized,
22,413,675 shares issued and
outstanding	22,414
Capital in excess of par value	1,303,526
Retained earnings (deficit)	(1,357,212)
Deficit accumulated during the
development stage	(44,601)
Total Stockholders' Equity (Deficit)	(75,873)
Total Liabilities and Stockholders’ Equity (Deficit)	$33

The accompanying notes are an integral part of these financial statements.

LIBERTY ALLIANCE, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the year ended December 31,		From re-entering the Development Stage on April 19, 2006 through December 31, 2007

	2007	2006

REVENUE	$-	$-	$-
OPERATING EXPENSES:
Professional fees	19,082	13,325	32,407
Other general and administrative	989	4,126	5,115
Total operating expenses	20,071	17,451	37,522

LOSS BEFORE OTHER INCOME
(EXPENSE)	(20,071)	(17,451)	(37,522)

OTHER INCOME (EXPENSE):
Interest expense	(3,793)	(4,245)	(7,079)

LOSS BEFORE INCOME TAXES	(23,864)	(21,696)	(44,601)

CURRENT INCOME TAX EXPENSE	-	-	-

DEFERRED INCOME TAX EXPENSE	-	-	-

NET LOSS	$(23,864)	$(21,696)	$(44,601)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE	22,312,305	9,358,880
OUTSTANDING SHARES

The accompanying notes are an integral part of these financial statements.

LIBERTY ALLIANCE, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM DECEMBER 31, 2005 THROUGH DECEMBER 31, 2007

					Deficit
					Accumulated
	Common Stock		Capital in	Retained	During the
			Excess of	Earnings	Development
	Shares	Amount	Par Value	(Deficit)	Stage

BALANCE, December 31, 2005	1,413,675	$1,414	$1,299,526	$(1,356,253)	$-

Net loss for the period ended
April 19, 2006	-	-	-	(959)	-

BALANCE, April 19, 2006	1,413,675	1,414	1,299,526	(1,357,212)	-

Issuance of 20,000,000 shares
common stock for cash, June
2006 at $0.001 per share	20,000,000	20,000	-	-	-

Net loss for the period ended
December 31, 2006	-	-	-	-	(20,737)

BALANCE, December 31, 2006	21,413,675	21,414	1,299,526	(1,357,212)	(20,737)

Issuance of 1,000,000 shares
common stock for cash,
February 2007 at $0.005 per share	1,000,000	1,000	4,000	-	-

Net loss for the year ended
December 31, 2007	-	-	-	-	(23,864)

BALANCE, December 31, 2006	22,413,675	$22,414	$1,303,526	$(1,357,212)	$(44,601)

The accompanying notes are an integral part of these financial statements

LIBERTY ALLIANCE, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	For the		From re-entering the
	Year Ended		Development Stage on
	December 31,		April 19, 2006 Through
			December 31,
	2007	2006	2007
Cash Flows From Operating Activities:
Net loss	$(23,864)	$(21,696)	$(44,601)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	600	(600)	-
Increase (decrease) in accounts payable	9,389	(827)	8,548
Increase in accrued interest	3,791	3,240	6,086
Net Cash Provided (Used) by
Operating Activities	(10,084)	(19,883)	(29,967)

Cash Flows From Investing Activities	-	-	-
Net Cash Provided (Used) by Investing Activities	-	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	-	2,500	2,500
Cash used to repay related party loans	-	(2,500)	(2,500)
Proceeds from loans	-	5,000	5,000
Cash used to repay loans	-	(5,000)	(5,000)
Proceeds from convertible notes payable	5,000	5,000	10,000
Cash used to repay convertible notes payable	-	(5,000)	(5,000)
Proceeds from common stock issuance	5,000	20,000	25,000
Net Cash Provided (Used)
by Financing Activities	10,000	20,000	30,000

Net Increase (Decrease) in Cash	(84)	117	33

Cash at Beginning of Period	117	-	-

Cash at End of Period	$33	$117	$33

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2	$1,089	$1,091
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the year ended December 31, 2007:
None
For the year ended December 31, 2006:
None

The accompanying notes are an integral part of these financial statements.

LIBERTY ALLIANCE, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Liberty Alliance, Inc. (“the Company”) is a Delaware corporation.  From 1991 to 1994 the Company engaged in selling memberships in a consumer discount program that negotiated discounts for its members.  The business plan failed and in September 1994 management filed for Chapter 7 protection in the United States Bankruptcy Court. The Company has remained dormant until April 19, 2006 when it began preparations to become a public shell and seek new business opportunities.  The Company plans to acquire, or merge with a targeted operating business that is seeking public company status.

On August 10, 2006 the Company changed its name to Vestige, Inc., and restated its Articles of Incorporation to increase the authorized common shares to 100,000,000.  On September 10, 2006 the Company changed its name back to Liberty Alliance, Inc.

The Company, at the present time, has not commenced operations and is defined by the SEC as a shell company.  A shell company, (other than an asset-backed issuer), is a company with no or nominal operations and either 1) no or nominal assets, or 2) assets consisting solely of cash and cash equivalents, or 3) assets consisting of any amount of cash and cash equivalents and nominal other assets.

Since re-entering the development stage, the Company has not generated any revenues from its planned principal operations and is considered a Development Stage Company as defined in Statement of Financial Accounting Standards No. 7.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments - The carrying values of the note payable and convertible notes payable approximate fair value based on discounting the projected cash flows using market rates available for similar maturities.  No financial instruments are held for trading purposes.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimated by management.

LIBERTY ALLIANCE, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit of $70,516 as of December 31, 2007, has incurred net losses of $23,864 and $21,696 during the years ended December 31, 2007 and 2006, respectively, has negative cash flows from operating activities, and has no revenue-generating activities.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - RELATED PARTY TRANSACTIONS

Advances from a Stockholder – In May 2006, an officer/stockholder of the Company advanced $2,500 to the Company which was repaid in June 2006.  At December 31, 2007, the Company owed $0 to the officer/stockholder.

Common Stock - In June 2006, the Company issued 20,000,000 shares of its previously authorized but unissued common stock to the president of the Company for $20,000 cash (or $0.001 per share).

Management Compensation – During the years ended December 31, 2007 and 2006, the Company did not pay any compensation to its officers, as the services provided by them were nominal.  During the years ended December 31, 2007 and 2006, the Company paid directors fees totaling $0 and $300, respectively.

Office Space - The Company has not had a need to rent office space.  An officer/stockholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no cost to the Company.

NOTE 4 – NOTES PAYABLE

In December 2003, the Company renegotiated an existing debt of $47,920 into a note payable agreement.  The note accrues interest at 6% per annum compounded annually and is due on demand.  Interest expense on the note totaled $3,434 and $3,240 for the years ended December 31, 2007 and 2006, respectively.

Convertible Notes Payable - In June 2006, the Company issued two $2,500 convertible notes payable.  Each note accrued interest at 8% per annum, was due on demand, and was convertible with accrued interest into 500,000 shares of common stock after the Company is no longer classified as a shell company.  In September 2006, the Company paid off the notes along with accrued interest of $350.

In February 2007, the Company issued two $2,500 convertible notes payable.  Each note accrues interest at 8% per annum, is due on demand, and is convertible with accrued interest into 500,000 shares of common stock after the Company is no longer classified as a shell company.  Interest expense on the two notes totaled $357 and $0 for the years ended December 31, 2007 and 2006, respectively.

LIBERTY ALLIANCE, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2007.

Common Stock - The Company has authorized 100,000,000 shares of common stock with a $0.001 par value.  The total issued and outstanding common shares is 22,413,675 at December 31, 2007.

In February 2007, the Company issued 1,000,000 shares of its previously authorized but unissued common stock for cash.  Proceeds from the sale of stock totaled $5,000 (or $0.005 per share).

In June 2006, the Company issued 1,000,000 shares of its previously authorized but unissued common stock for $5,000 cash (or $0.005 per share).  However, in September 2006, the Company repurchased the 1,000,000 shares for $5,625 in cash (or $0.005625 per share).  Since these transactions together have characteristics consistent with interest-bearing loans rather than equity transactions, the Company has accounted for these transactions based upon their substance as interest-bearing loans.

NOTE 6 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available net operating loss or tax credit carryforwards.  The Company has available at December 31, 2007, a net operating loss carryforward of approximately $29,900 which may be applied against future taxable income and which expires in 2026 and 2027.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards.  The net deferred tax asset is approximately $9,600 and $4,300 as of December 31, 2007 and 2006, respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the year ended December 31, 2007 is approximately $5,300.

NOTE 7 – SUBSEQUENT EVENTS

In January 2007, a stockholder of the Company advanced the Company $6,000.  The advance bears no interest and is due on demand.