Form 10-Q
period 2008-03-31
Liberty Alliance, Inc.
filed 2008-04-07
CIK 1406574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-52746

LIBERTY ALLIANCE, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0438200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

899 South Artistic Circle	84663
(Address of principal executive offices)	(Zip Code)

(801) 489-4802

(Registrant’s telephone number, including area code)

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☐  Yes  ☒   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒   Yes  ☐   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐   Yes   ☐   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2008:  22,413,675

SEC1296 (02-08)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

LIBERTY ALLIANCE, INC.

FORM 10-Q

MARCH 31, 2008

INDEX

			Page
PART I.		Financial Information	3

	Item 1.	Unaudited Condensed Financial Statements	4

		Unaudited Condensed Balance Sheets – March 31, 2008 and December 31, 2007	6

		Unaudited Condensed Statements of Operations for the three months ended March 31, 2008 and 2007, and from re-entering development stage on April 19, 2006 through March 31, 2008	7

		Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2008 and 2007, and from re-entering development stage on April 19, 2006 through March 31, 2008	8

		Notes to Unaudited Condensed Financial Statements	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation	10

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12

	Item 4T.	Controls and procedures	12
PART II.		Other Information
	Item 1. Item 1A. Item 2. Item 3. Item 4. Item 5. Item 6.

Legal Proceedings.

Risk Factors.

Unregistered Sales of Equity Securities and Use of Proceeds.

Defaults Upon Senior Securities.

Submission of Matters to a Vote of Security Holders.

Other Information.

Exhibits and Reports on Form 8-K

			13 13 15 16 16 16
		Signatures	17

(Inapplicable items have been omitted)

PART I.

Financial Information

Item 1.  Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

LIBERTY ALLIANCE, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008

LIBERTY ALLIANCE, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

March 31, 2008 and December 31, 2007

6

—

Unaudited Condensed Statements of Operations,

for the three months ended March 31, 2008

and 2007 and from re-entering development stage on

April 19, 2006 through March 31, 2008

7

—

Unaudited Condensed Statements of Cash Flows,

for the three months ended March 31, 2008

and 2007 and from re-entering development stage on

April 19, 2006 through March 31, 2008

8

—

Notes to Unaudited Condensed Financial Statements

9

LIBERTY ALLIANCE, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2008	2007
CURRENT ASSETS:
Cash	$3,311	$33

Total Current Assets	3,311	33

Total Assets	$3,311	$33

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$-	$9,882
Related party loans	21,000	-
Accrued interest	13,657	12,747
Accrued interest – related party	113	-
Note payable	47,920	47,920
Current portion of convertible notes and accrued interest	5,457	-

Total Current Liabilities	88,147	70,549

CONVERTIBLE NOTES AND ACCRUED INTEREST	-	5,357

Total Liabilities	88,147	75,906

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value,
100,000,000 shares authorized,
22,413,675 shares issued and outstanding	22,414	22,414
Capital in excess of par value	1,303,526	1,303,526
Retained Earnings (Deficit)	(1,357,212)	(1,357,212)
Deficit accumulated during the
development stage	(53,564)	(44,601)

Total Stockholders' Equity (Deficit)	(84,836)	(75,873)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,311	$33

Note: The balance sheet at December 31, 2007 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIBERTY ALLIANCE, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			From
			re-entering
			Development
			Stage on
	For the Three		April 19, 2006
	Months Ended		through
	March 31,		March 31,
	2008	2007	2008
REVENUE	$-	$-	$-

OPERATING EXPENSES:
Professional fees	7,733	1,350	40,140
Other general and administrative	97	389	5,212

Total Operating Expenses	7,830	1,739	45,352

LOSS BEFORE OTHER INCOME (EXPENSE)	(7,830)	(1,739)	(45,352)

OTHER INCOME (EXPENSE):
Interest expense	(1,020)	(915)	(8,099)
Interest expense – related party	(113)	-	(113)

Total Other Income (Expense)	(1,133)	(915)	(8,212)

LOSS BEFORE INCOME TAXES	(8,963)	(2,654)	(53,564)

CURRENT INCOME TAX EXPENSE	-	-	-

DEFERRED INCOME TAX EXPENSE	-	-	-

NET LOSS	$(8,963)	$(2,654)	$(53,564)

BASIC AND DILUTED
LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES	22,413,675	22,002,564

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIBERTY ALLIANCE, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From
			re-entering
			Development
			Stage on
	For the Three		April 19, 2006
	Months Ended		through
	March 31,		March 31,
	2008	2007	2008
Cash Flows from Operating Activities:
Net loss	$(8,963)	$(2,654)	$(53,564)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	-	(1,900)	-
Increase (decrease) in accounts payable	(9,882)	(377)	(1,334)
Increase in accrued interest	1,010	913	7,096
Increase in accrued interest – related party	113	-	113

Net Cash Provided (Used) by Operating Activities	(17,722)	(4,018)	(47,689)

Cash Flows from Investing Activities	-	-	-

Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from related party loans	21,000	-	23,500
Cash used to repay related party loans	-	-	(2,500)
Proceeds from loans	1,000	-	6,000
Cash used to repay loans	(1,000)	-	(6,000)
Proceeds from convertible notes payable	-	5,000	10,000
Cash used to repay convertible notes payable	-	-	(5,000)
Proceeds from common stock issuances	-	5,000	25,000

Net Cash Provided by Financing Activities	21,000	10,000	51,000

Net Increase (Decrease) in Cash	3,278	5,982	3,311

Cash at Beginning of Period	33	117	-

Cash at End of Period	$3,311	$6,099	$3,311

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$10	$2	$1,101
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the three months ended March 31, 2008:

None

For the three months ended March 31, 2007:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIBERTY ALLIANCE, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit of $84,836 as of March 31, 2008, has incurred net losses of $8,963 and $2,654 during the three months ended March 31, 2008 and 2007, respectively, has negative cash flows from operating activities, and has no revenue-generating activities.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – RELATED PARTY TRANSACTIONS

Loans from a Stockholder – In January and March 2008, an officer/stockholder of the Company loaned a total of $21,000 to the Company which is still owed as of March 31, 2008.  The Company has accrued interest on the loans at 8% per annum.  Interest expense on the loans totaled $113 and $0 for the three months ended March 31, 2008 and 2007, respectively.

NOTE 4 – NOTES PAYABLE AND LOANS

In February 2008, the Company borrowed $1,000 with interest at 8% per annum which was repaid during March 2008 along with $10 of accrued interest.  Interest expense on the loan totaled $10 and $0 for the three months ended March 31, 2008 and 2007, respectively.

In December 2003, the Company renegotiated an existing debt into a 6% note payable due on demand.  Interest expense on the note totaled $910 and $856 for the three months ended March 31, 2008 and 2007, respectively.

Convertible Notes Payable - In February 2007, the Company issued two $2,500 convertible notes payable due in February 2009.  Interest expense on the notes totaled $100 and $57 for the three months ended March 31, 2008 and 2007, respectively.

NOTE 5 - INCOME TAXES

The Company has available at March 31, 2008, net operating loss carryforwards of approximately $37,700 which may be applied against future taxable income and which expire in 2026, 2027 and 2028.  The net deferred tax assets are approximately $11,600 and $9,600 as of March 31, 2008 and December 31, 2007, respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the three-month period ended March 31, 2008 is approximately $2,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Forward-Looking Statement Notice

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

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

Three Month Period Ended March 31, 2008 and 2007

Our revenues, since re-entering the development stage on April 19, 2006, total $0 and we have a cumulative net loss of $53,564 for the same period through March 31, 2008.  Our revenues for the three months ending March 31, 2008 were $0 compared to $0 for the same period in 2007. For the three months ending March 31, 2008 net loss was $8,963 compared to $2,654 for the same period in 2007.  Expenses during the three months ended March 31, 2008, consisted of $7,830 in general and administrative expense, and $0 in depreciation and amortization.  Expenses during the comparable period in 2007 consisted of $0 in depreciation and amortization and $1,739 in general and administrative expenses.  Interest expense totaled $1,133 and $915 for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008 our total assets were $3,311 consisting entirely of cash.  Total liabilities at March 31, 2008 are $88,147 consisting of $0 in accounts payable, $5,000 in convertible notes payable, $14,227 in accrued interest, $47,920 in notes payable, and $21,000 in shareholder advances.

Liquidity and Capital Resources

At March 31, 2008 we had $3,311 in cash and have had no revenues since re-entering the Development Stage on April 19, 2006. We estimate that general and administrative expenses for the next twelve months will be approximately $18,000.  At March 31, 2008 we also had total liabilities of $88,147.  As a result, we will need to generate up to $107,000 to pay our debts and meet our ongoing financial needs.  Since inception we have primarily financed our operations through the sale of common stock.  In order to raise the necessary capital to maintain our reporting company status, we may sell additional stock, arrange debt financing or seek additional advances from our officers or shareholders.  We do not have any commitments for financing.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller reporting companies.

Item 4T.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2008.

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

No legal proceedings are threatened or pending against Liberty Alliance, Inc., or any of our officers or directors.  Further, none of our officers, directors or affiliates are parties against Liberty Alliance, Inc., or have any material interests in actions that are adverse our own.

Item 1A.  Risk Factors.

The Company's business is subject to numerous risk factors, including the following.

The Company has had very limited operating history and no revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

Our proposed business plan is speculative in nature.  The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control.

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which maybe merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

The Company has no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Our management has limited time to devote to our business.  While seeking a business combination, management anticipates devoting only a limited amount of time per month to the business of the Company. The Company's sole officer has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officer and director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of the Company's business and its likelihood of continuing operations.

The Company's officer and director participates in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future.  Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

Reporting requirements may delay or preclude an acquisition.  Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business entity. Consequently, the Company's activities will be limited to those engaged in by the business entity which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

Potential for being classified an Investment Company.  Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require shareholders of the Company to sell or transfer all or a portion of the Company's common stock held by them. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.  Currently, there are no pending acquisitions, business combinations or mergers.

The Company's primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

Management of the Company will request that any potential business opportunity provide audited financial statements. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements. In such case, the Company may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction.  Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

Our stock will become subject to the Penny Stock rules, which impose significant restrictions on the Broker-Dealers and may affect the resale of our stock.   Our stock will become subject to Penny Stock trading rules, and investors will experience resale restrictions and a lack of liquidity. A penny stock is generally a stock that:

- is not listed on a national securities exchange or Nasdaq;

- is listed in "pink sheets" or on the NASD OTC Bulletin Board;

- has a price per share of less than $5.00; and

- is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including:

- determination of the purchaser's investment suitability;

- delivery of certain information and disclosures to the purchaser; and

- receipt of a specific purchase agreement from the purchaser prior to effecting the purchase transaction.

Due to the Penny Stock rules, many broker-dealers will not effect transactions in penny stocks except on an unsolicited basis.  When our common stock becomes subject to the penny stock trading rules,

- such rules may materially limit or restrict the ability to resell our common stock, and

- the liquidity typically associated with other publicly traded equity securities may not exist.

It is possible that a liquid market for our stock will never develop and you will not be able to sell your stock.  There is no assurance a market will be made in our stock.  If no market exists, you will not be able to sell your shares publicly, making your investment of little or no value.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell or issue any securities during the period covered by this report.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted during the period covered by this report to a vote of security holders.

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

On March 12, 2008 the Company filed Form 8-K to report that the Company Amended and Restated the Bylaws of the Company.  The Amended and Restated Bylaws replace in their entirety the Company’s existing Bylaws. The Board adopted the Amended and Restated Bylaws to update the Original Bylaws for changes in, and to conform with, Delaware law, to make certain administrative changes, to eliminate certain ambiguities and to, among other things:

•

change the address of the Company’s principal office;

•

clarify that stockholder notices may be provided using electronic means;

•

clarify method for fixing date for determination of stockholders of record;

•

add a provision regarding inspectors of election;

•

add provision regarding advance notice of stockholder proposals and stockholder nominations;

•

eliminate a provision requiring action by stockholders by consent to signed by all stockholders entitled to vote on the matter;

•

clarify powers and responsibilities of the Board of Directors and committees of the Board of Directors and administrative provisions relating to the Board of Directors;

•

add provision authorizing three classes of directors;

•

clarify procedures for officers and directors to resign;

•

clarify procedures for filling vacancies on the board;

•

add provision regarding affiliated transactions;

•

create the office of chief executive officer and outline the duties and responsibilities of such office;

•

create the office of chief financial officer and outline the duties and responsibilities of such office;

•

clarify the coverage for indemnification for officers, directors, and employees of the Company;

•

provide for the Company to be able to issue uncertificated shares so that they can be eligible to participate in a direct registration program.

Exhibits:

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

SEC Ref. No.	Title of Document	Location

2	Articles of Merger	Form 10-SB filed 8-1-07*
3.01	Articles of Incorporation	Form 10-SB filed 8-1-07*
3.02	Amendment to Articles of Incorporation	Form 10-SB filed 8-1-07*
3.03	Amendment to Articles of Incorporation	Form 10-SB filed 8-1-07*
3.04	Amendment to Articles of Incorporation	Form 10-SB filed 8-1-07*
3.05	Amendment to Articles of Incorporation	Form 10-SB filed 8-1-07*
3.06	Articles of Incorporation	Form 10-SB filed 8-1-07*
3.07	Amendment to Articles of Incorporation	Form 10-SB filed 8-1-07*
3.08	Amendment to Articles of Incorporation	Form 10-SB filed 8-1-07*
3.09(ii)	By-Laws	Form 10-SB filed 8-1-07*
3.10(ii)	Amended and Restated By-Laws	8-K filed 3-13-08**

31	Certification of the Principal Executive Officer/ Principal	Attached
Financial Officer pursuant to Section 302 of the Sarbanes
-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial	Attached
Officer pursuant to section 906 of the Sarbanes-Oxley Act
of 2002*

* Incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on August 1, 2007.

** Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on March 13, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY ALLIANCE, INC.

(Registrant)

Date: April 2, 2008

/s/ Steven L. White

Steven L. White

Chief Executive Officer

Chief Financial Officer