Form 10KSB/A
period 2007-12-31
Liberty Alliance, Inc.
filed 2008-05-08
CIK 1406574

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB/A-1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

Explanation

Liberty Alliance, Inc. (the “Company”, “our” or “we”) determined that certain of the disclosures made in the original annual report on Form 10-KSB for the year ended December 31, 2007, did not respond fully to the items required by Form 10-KSB or did not conform completely to the requirements of Form 10-KSB.  The following material changes have been made to this amended report:

•

Item 8A of Part II has been amended to provide the information about the Company’s evaluation of disclosure controls and procedures;

•

The information required pursuant to Items 406, 407(c)(3) and 407(d)(5) of Regulation S-B has been added to Item 9 of Part III;

•

Item 10 of Part III has been amended to include the information required by Item 402 of Regulation S-B;

•

Item 11 of Part III has been amended to include the information required pursuant to Item 201(d) and 403(c) of Regulation S-B;

•

Item 12 of Part III has been amended to include the information required by Item 407(a) of Regulation S-B;

•

The exhibits table included in Item 13 of Part III has been revised to include three material contracts and the current bylaws;

•

Paragraphs (4) and (5) of the certification required pursuant to Exhibit 31 have been amended to conform to the disclosure required in such item and the signature block has been amended to reflect that Mr. White is the principal executive and financial officer of the Company; and

•

The signature block of the certification included in Exhibit 32 has been amended to reflect that Mr. White is the principal executive and financial officer of the Company.

The Company has made several formatting changes, including the following:

•

Several headings throughout the report have been revised to correspond with the headings of Form 10-KSB; and

•

The information under Item 13 of Part III in regard to prior filings of reports on Form 8-K has been removed since this information is not required.

This Amendment No. 1 continues to speak as of the date of the original Form 10-KSB for the year ended December 31, 2007, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-KSB, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-KSB on March 25, 2008.

LIBERTY ALLIANCE, INC.

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

Item 1.  Description of Business.

The Company was organized under the laws of the State of Utah on September 30, 1986 as G & G Management, Inc.  On December 8, 1986 the Company changed its name to Utah Innovation Associates, Inc.  The Company was formed to act as a small business innovation center to assist in the creation and development of companies involved in high-technology and bio-technology research and development.  In June 1989, the Company changed its name to Champion Concepts, Inc.  At that time the Company began phasing out its plans of acting as a business incubator and expanded its search of potential acquisition candidates. On November 26, 1991 the Company merged with Liberty Alliance, Inc., a Delaware corporation.  From 1991 to 1994 the Company engaged in selling memberships in a consumer discount program that negotiated discounts for its members.  The business plan failed and in September 1994 management filed for Chapter 7 protection in the United States Bankruptcy Court.  The filing was dismissed on March 28, 1995.

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

Item 3.  Legal Proceedings

No legal proceedings are threatened or pending against Liberty Alliance, Inc., or any of our officers or directors. Further, none of our officers, directors or affiliates are parties against Liberty Alliance, Inc., or have any material interests in actions that are adverse to our own.

Item 4.

Submission of Matters to a Vote of Securities Holders and Small Business Issuer Purchases of Equity Securities

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

At March 1, 2008, the number of record holders of our Common Stock was approximately 339. Total shares issued and outstanding were 22,413,675.

Our common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "LBTI". The Company’s Common Stock was approved for quotation on the OTC Bulletin Board on November 27, 2007. No bid quotations were available for the period ended December 31, 2007.

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

Item 6.

Management’s Discussion and Analysis or Plan of Operation

Years Ended December 31, 2007 and 2006

We had at December 31, 2007 $33 available cash on hand and had a cumulative loss since re-entering the development stage on April 19, 2006 of $44,601.  We did not generate any revenues during the years ended December 31, 2007 and 2006 and have had no operations.  Net loss during the year ended December 31, 2007 was $23,864 compared to $21,696 in 2006.  Expenses for both years consisted of general and administrative expenses of $20,071 and $17,451 for 2007 and 2006, respectively, and interest expense of $3,793 and $4,245 for 2007 and 2006, respectively.   The general and administrative expenses were primarily due to professional, legal, and accounting fees associated with our public filings.

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

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s sole officer, Steven L. White, has concluded, based on his evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are (1) not effective to ensure that material information required to be disclosed by it in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the  rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that material information required to be disclosed by it in such reports is accumulated, organized and communicated to the management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to the transition period established by rules of the Securities and Exchange Commission for newly public companies.

Change in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

There are no further disclosures.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

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

Set forth below is certain biographical information of the Company's sole executive officer and director:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based on the copies of filings received by the Company during the most recent fiscal year, the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto.

Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because it has not commenced any material business operations.

Overview of Director Nominating Process

The Company does not have a standing Nominating Committee; recommendations for candidates to stand for election as directors are made by the Board of Directors.  The Company has not had and does not presently have a policy which permits security holders to recommend nominees to the Company’s Board of Directors.

Audit Committee Financial Expert

The Company has no separate audit committee.  The Board of Directors has determined that the Company does not have an audit committee financial expert, due to lack of funds.  The Company is not presently engaged in any significant business activities and has no operations or assets.

Item 10. Executive Compensation

Executive Compensation

No compensation was paid to or earned by any executive officer during either of the two fiscal years ended December 31, 2007 and 2006.  The Company has no written or unwritten employment or compensation agreement or arrangement with Mr. White.

Equity Awards

As of December 31, 2007, there were no unexercised options, stock that had not vested, or equity incentive plan awards for Mr. White, the sole executive officer of the Company during 2007.

The Company has no retirement or similar plans or arrangements for its executive officers.  The Company has not entered into any contracts or arrangements with Mr. White which would provide him with a form of compensation resulting from his resignation, retirement or any other termination of his employment with the Company or from a change-in-control of the Company or a change in his responsibilities following a change-in-control.

Director Compensation

During the year ended December 31, 2007, there was no compensation paid to or earned by Mr. White, the sole director of the Company during 2007.

The Board of Directors has authority under the Company’s bylaws to fix the compensation of directors.  The Board of Directors has not adopted any policy in regard to the payment of fees or other compensation to directors.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

(1) Officer and/or director.

Management of the Company anticipates that a change of control will occur when a new business venture is acquired.  The business plan of the Company is to seek and, if possible, acquire an operating entity through a reverse acquisition transaction with the operating entity.  By its nature, a reverse acquisition generally entails a change in management and principal shareholders of the surviving entity, in this case the Company. While management cannot predict the specific nature of the form of the reverse acquisition, it is anticipated that at the closing of the process, the current sole officer and director would resign in favor of persons designated by the operating company and that the shareholders of the operating entity would receive a controlling number of shares in the Company, thus effecting a change in control of the Company.

As of December 31, 2007, the Company had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

Item 12.  Certain Relationships and Related Transactions

Steven L. White, our president, allows us to use his office in Springville, Utah on a rent-free basis.

In January 2008, the Board of Directors approved loans from shareholders in an aggregate amount not to exceed $25,000.  In January 2008 the president of the Company, Steven L. White, or an entity owned by him, advanced the Company $6,000.  The advance is accruing interest at 8% per annum.

The Company’s securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent.  The Company has not adopted any standard to determine the independence of the Company’s directors.  Nevertheless, the Company’s Board of Directors has determined that Mr. White, its sole director, would not be considered to be independent.

Item 13.  Exhibits

The following exhibits are included as part of this annual report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit No.	Filing Date
3.1	Certificate of Incorporation filed November 26, 1991	10-SB	000-52746	3.05	8/1/07
3.2	Certificate and Articles of Merger filed December 20, 1991	10-SB	000-52746	3.06	8/1/07
3.3	Restated Certificate of Incorporation filed August 10, 2006	10-SB	000-52746	3.07	8/1/07
3.4	Certificate of Amendment filed September 14, 2006	10-SB	000-52746	3.08	8/1/07
3.5	Current Bylaws	8-K	000-52746	3	3/13/08
10.1	Demand Promissory Note dated June 20, 2006, for $47,920 to 1st Zamora Corp.					X
10.2	Convertible Demand Promissory Demand Note dated June 22, 2006, for $2,500 to Rusty Reid					X
10.3	Convertible Demand Promissory Demand Note dated June 22, 2006, for $2,500 to Travis Reid					X
31	Rule 13-a14(a) Certification by Principal Executive and Financial Officer					X
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer					X

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberty Alliance, Inc.

Date: May 7, 2008	/s/ Steven L. White
Steven L. White, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 7, 2008	/s/ Steven L. White
Steven L. White
Director, President, and Treasurer (Principal Executive, Financial and Accounting Officer)

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