Form 10-Q/A
period 2008-03-31
Liberty Alliance, Inc.
filed 2008-05-08
CIK 1406574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒  Yes  ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanation

Liberty Alliance, Inc. (the “Company”, “our” or “we”) determined that certain of the disclosures made in the original quarterly report on Form 10-Q for the quarter ended March 31, 2008, did not respond fully to the items required by Form 10-Q or did not conform completely to the requirements of Form 10-Q.  The following material changes have been made to this amended report:

•

The Company has indicated on the cover page that it has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or shorter period) and that it has been subject to such filing requirements for the past 90 days;

•

Item 4T of Part I has been amended to provide the information about the Company’s evaluation of disclosure controls and procedures;

•

The risk factors set forth in Item 1A of Part II have been eliminated because as a smaller reporting company, the Company is not required to provide such information;

•

Paragraphs (4) and (5) of the certification required pursuant to Exhibit 31 have been amended to conform to the disclosure required in such item and the signature block has been amended to reflect that Mr. White is the principal executive and financial officer of the Company; and

•

The signature block of the certification included in Exhibit 32 has been amended to reflect that Mr. White is the principal executive and financial officer of the Company

The Company has made several formatting changes, including the following:

•

The introductory paragraph preceding the unaudited financial statements under Item 1 of Part I has been eliminated since it is repeated in Footnote 1 to the financial statements;

•

The headings under Part II for which no information is required or the answer is negative have been omitted;

•

The information under Item 6 of Part II in regard to the prior filing of an 8-K has been removed since this information is not required; and

•

The references in the exhibits table to the exhibits not filed with the original report have been omitted.

This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the three months ended March 31, 2008, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on April 7, 2008.

LIBERTY ALLIANCE, INC.

FORM 10-Q

MARCH 31, 2008

INDEX

			Page
PART I.		Financial Information	4

	Item 1.	Unaudited Condensed Financial Statements	5

		Unaudited Condensed Balance Sheets – March 31, 2008 and December 31, 2007	6

		Unaudited Condensed Statements of Operations for the three months ended March 31, 2008 and 2007, and from re-entering development stage on April 19, 2006 through March 31, 2008	7

		Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2008 and 2007, and from re-entering development stage on April 19, 2006 through March 31, 2008	8

		Notes to Unaudited Condensed Financial Statements	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13

	Item 4T.	Controls and procedures	13

PART II.		Other Information	13

	Item 6.	Exhibits	13

		Signatures	14

PART I.

Financial Information

Item 1.  Financial Statements

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

•

the potential for growth and expansion;

•

the potential for profit; and

•

the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

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

Three Month Periods Ended March 31, 2008 and 2007

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

Item 4T.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president and our chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our president and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document	Location

31	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	Attached

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY ALLIANCE, INC.

(Registrant)

Date: May 7, 2008

/s/ Steven L. White

Steven L. White, President and Treasurer

(Principal Executive and Financial Officer)