Form 10-Q
period 2008-06-30
SINOHUB, INC.
filed 2008-08-14
CIK 1406574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  000- 52746

SINOHUB, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0438200
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room B, Second Floor, M-10, Central (W.) Shenzhen High-Tech Park Shenzhen, People’s Republic of China	518057
(Address of principal executive offices)	(Zip Code)

86 755 26012223

 (Registrant’s telephone number, including area code)

LIBERTY ALLIANCE, INC.

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☐
Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2008
Common Stock, $0.00 par value per share	20,000,441 shares

SINOHUB, INC.
(fka Liberty Alliance, Inc.)
FORM 10-Q

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “SinoHub” or "Company" refer to the consolidated operations of SinoHub, Inc., a Delaware corporation, and its wholly owned subsidiaries.

Item 1. Financial Statements.

SINOHUB, INC. AND SUBSIDIARIES
(fka Liberty Alliance, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$2,568,913	$4,282,548
Restricted cash	2,282,793	5,509,183
Accounts receivable, net of allowance	14,392,445	9,747,515
Prepaid expenses and other current assets	494,624	426,349
Inventories, net	1,951,157	852,446
Due from a related company	696,025	1,492,766
Total Current Assets	22,385,957	22,310,807

PROPERTY AND EQUIPMENT, NET	681,896	845,909

TOTAL ASSETS	$23,067,853	$23,156,716

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$7,048,798	$6,777,183
Other payables and accrued liabilities	557,550	307,293
Notes payable	4,953,033	6,904,430
Other loans payable	250,793	250,793
Income tax and other taxes payable	265,600	1,456,911
Total Current Liabilities	13,075,774	15,696,610

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2008 and December 31, 2007)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized,
20,000,411 shares and 18,290,000 shares issued and outstanding
as of June 30, 2008 and December 31, 2007 respectively)	20,000	18,290
Additional paid-in capital	4,945,073	4,507,606
Retained earnings
Unappropriated	3,937,682	2,309,509
Appropriated	356,098	356,098
Accumulated other comprehensive income	733,226	268,603
Total Stockholders' Equity	9,992,079	7,460,106
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,067,853	$23,156,716

The accompanying notes are an integral part of these condensed consolidated financial statements

SINOHUB, INC. AND SUBSIDIARIES
(fka Liberty Alliance, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007

NET SALES
Supply Chain Management service income	$568,978	$481,279	$1,091,062	$873,533
Sales of electronic components	12,639,726	5,597,059	23,736,151	10,380,329
Total Net Sales	13,208,704	6,078,338	24,827,213	11,253,862

COST OF SALES
Cost of sales - Supply Chain Management	133,665	236,858	281,955	448,256
Cost of sales - Electronic components	11,075,519	4,201,414	20,707,564	7,873,662
Total Cost of Sales	11,209,184	4,438,272	20,989,519	8,321,918

GROSS PROFIT	1,999,520	1,640,066	3,837,694	2,931,944

OPERATING EXPENSES
Selling, general and administrative expenses	574,337	407,762	1,071,410	825,952
Professional services	493,500	-	493,500	-
Stock compensation expenses-options issued	5,677	-	5,677	-
Depreciation	99,902	91,278	198,255	179,340
Loss on disposal of property and equipment	5,059	-	5,059	-
Total Operating Expenses	1,178,475	499,040	1,773,901	1,005,292

INCOME FROM OPERATIONS	821,045	1,141,026	2,063,793	1,926,652

OTHER INCOME (EXPENSE)
Other expenses	(2,119)	(19,506)	(3,667)	(24,654)
Other incomes	11,484	3,194	19,827	6,341
Interest expense	(51,106)	(57,388)	(128,281)	(67,529)
Interest income	13,244	28,066	18,717	50,006
Total Other Expenses, net	(28,497)	(45,634)	(93,404)	(35,836)

NET INCOME BEFORE TAXES	792,548	1,095,392	1,970,389	1,890,816

Income tax expense	(252,594)	(130,815)	(342,216)	(227,985)

NET INCOME	539,954	964,577	1,628,173	1,662,831

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	179,541	44,972	464,623	57,396

COMPREHENSIVE INCOME	$719,495	$1,009,549	$2,092,796	$1,720,227

Net income per share-basic	$0.03	$0.05	$0.09	$0.09
Weighted average number of share-basic	19,191,978	18,290,000	18,740,989	18,290,000
Net income per share- diluted	$0.03	$0.05	$0.08	$0.09
Weighted average number of share-diluted	19,641,745	18,290,000	19,190,756	18,290,000

The accompanying notes are an integral part of these condensed consolidated financial statements

SINOHUB, INC. AND SUBSIDIARIES
(fka Liberty Alliance, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,628,173	$1,662,831
Adjusted to reconcile net income to cash (used in) provided
by operating activities:
Depreciation	198,255	179,340
Loss on disposal of property and equipment	5,059	-
Amortization of stock option compensation	5,677	-
Stock issued for services	433,500	-
Changes in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable	(3,903,457)	2,460,299
Prepaid expenses and other current assets	(39,674)	(15,987)
Inventories	(1,014,203)	50,194
Increase (Decrease) in:
Accounts payable	(159,921)	(2,929,067)
Other payables and accrued liabilities	223,934	(1,628,315)
Income tax and other taxes payable	(1,248,594)	221,054
Net cash (used in) provided by operating activities	(3,871,251)	349

CASH FLOWS FROM INVESTING ACTIVITIES
Proceed from disposal of property and equipment	9,597	-
Purchase of property and equipment	(655)	(17,460)
Net cash provided by (used in) investing activities	8,942	(17,460)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	3,226,390	-
Contribution by stockholders	-	1,560,596
Due to a director	-	(203,038)
Bank loans borrowed	2,594,417	-
Bank loans repaid	(4,922,185)	2,894,842
Other loans repaid	-	(304,938)
Due from (to) a related company	867,470	(2,513,167)
Net cash provided by financing activities	1,766,092	1,434,295

EFFECT OF EXCHANGE RATES ON CASH	382,582	44,749

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,713,635)	1,461,933

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,282,548	3,000,413

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,568,913	$4,462,346

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$128,281	$67,529
Cash paid for income tax	$402,746	$6,628

The accompanying notes are an integral part of these condensed consolidated financial statements

SINOHUB, INC.  AND SUBSIDIARIES
(fka Liberty Alliance, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)      Organization

SinoHub, Inc. (fka “Liberty Alliance, Inc.” or ”Liberty Alliance”) (“SinoHub”) was incorporated in accordance with the laws of the State of Delaware.

SinoHub International, Inc. (fka known as “SinoHub USA, Inc” or “the former SinoHub, Inc.”) (“SinoHub International”) is a US company incorporated in Delaware on March 23, 1999.

SinoHub Electronics Shenzhen, Ltd. ("SinoHub Electronics SZ") was incorporated on September 19, 2000 in the People’s Republic of China (“PRC”) to provide one-stop supply chain management services for electronic manufacturers and distributors in southern China.  SinoHub Electronics SZ is wholly owned by SinoHub International.

SinoHub SCM Shenzhen, Ltd. ("SinoHub SCM SZ") was incorporated on December 12, 2001 in the People’s Republic of China (“PRC”) to hold an import and export license in the PRC. SinoHub SCM SZ provides supply chain management (SCM) services and fulfillment services to customers in southern China. SinoHub SCM SZ is wholly owned by SinoHub Electronics SZ.

SinoHub SCM Shanghai, Ltd. ("SinoHub SCM SH") was incorporated on March 9, 2005 in the People’s Republic of China (“PRC”) to provide one-stop supply chain management services for electronic manufacturers and distributors and fulfillment services for manufacturers in eastern China. SinoHub SCM SH is wholly owned by SinoHub Electronics SZ.

SinoHub Electronics Shanghai, Ltd. ("SinoHub Electronics SH") was incorporated on July 5, 2005 in the People’s Republic of China (“PRC”) to provide warehouse management services for electronics manufacturers and distributors in the Wai Gai Qiao tax free zone. SinoHub Electronics SH is wholly owned by SinoHub International.

B2B Chips, Limited ("B2B Chips") was incorporated on June 12, 2006 in Hong Kong to do electronic components procurement and sales. B2B Chips is wholly owned by SinoHub Electronics SZ.

SinoHub Technology (Hong Kong) Limited ("SinoHub Hong Kong") was incorporated on May 8, 2007 in Hong Kong and has not yet to commenced business. SinoHub Hong Kong is wholly owned by B2B Chips.

On May 14, 2008, Liberty Alliance consummated an Agreement and Plan of Merger (the “Merger Agreement”) with SinoHub International, pursuant to which Liberty Alliance issued to the former stockholders of SinoHub International 64,015,000 shares or approximately 94% of the Liberty Alliance’s common stock in exchange for all the outstanding shares of SinoHub International capital stock and Liberty Alliance also assumed options exercisable for potentially an additional 1,713,078 shares of its common stock.

Following the Merger Agreement, the Company approved in June 2008, a reverse stock split at the ratio of 1 share for every 3.5 shares. Pursuant to the reverse stock split, the 70,000,000 shares of common stock outstanding will automatically be converted into 20,000,000 shares of common stock.

Subsequent to the merger in July 2008, the former SinoHub, Inc changed its name to SinoHub International, Inc. and Liberty Alliance, Inc. changed its name to SinoHub, Inc.

As a result of the Merger Agreement, the transaction was treated for accounting purpose as capital transaction and recapitalization by the accounting acquirer (SinoHub International) and as reorganization by the accounting acquiree (SinoHub).

The unaudited condensed consolidated financial statements have been prepared as if the reorganization had occurred retroactively. Accordingly, the unaudited condensed consolidated financial statements include the following:

(1) The unaudited condensed consolidated balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2) The unaudited condensed consolidated statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

(B)	Principles of consolidation

The accompanying unaudited condensed consolidated financial statements for the six months ended 2008 include the financial statements of SinoHub and its wholly owned subsidiaries, SinoHub International, SinoHub Electronics SZ, SinoHub SCM SZ, SinoHub Electronics SH, SinoHub SCM SH, B2B Chips and SinoHub Hong Kong (collectively, “the Company”).

All significant inter-company accounts and transactions have been eliminated in consolidation.

(C)	Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(D)	Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months.

The cash held in the bank as security for the Company’s bank loans is accounted for as restricted cash and is not shown as cash or cash equivalents on the balance sheet until the security for such funds has been released.

(E)	Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them.

For the six months ended June 30, 2008 and the year ended 2007, the Company considers all its accounts receivable to be collectible and no provision for doubtful accounts has been made in the financial statements.

(F)	Inventories

Inventories are stated at lower of cost or market value, cost being determined on a first in first out method.  The Company provided inventory allowances based on excess and obsolete inventories determined principally by customer demand. Inventory consists of electronic components purchased from suppliers.

(G)	Property and equipment

Property and equipment are stated at cost, less accumulated depreciation.  Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual values over the assets’ estimated useful lives. The estimated useful lives are as follows:

Plant and machinery	5 Years
Motor vehicles	5 Years
Furniture, fixtures and equipment	2 to 5 Years

(H)	Long-lived assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards (“SFAS”) Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”).  In accordance with SFAS No. 142 and 144, long-lived assets held and used by the Company are reviewed for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The Company believes that no impairment of property and equipment exists at June 30, 2008.

(I)	Financial instruments

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Additionally, the Company analyzes registration rights agreements associated with any equity instruments issued to determine if penalties triggered for late filing should be accrued under FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.”

(J)	Fair value of financial instruments

SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying value of cash and cash equivalents, accounts receivable (trade and others), accounts payable (trade and related party), accrued liabilities, notes payable and other loans payable approximate their fair values because of the short-term nature of these instruments. The management of the Company is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company’s major operations are in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between United States dollars (“US$”) and Chinese Renminbi (“RMB”). On July 21, 2005, the PRC allowed the RMB to fluctuate ending its decade-old valuation peg to the US$. Initially the RMB rate reflected approximately a 2% increase in value against the US$. Since that time, the increase in value of the RMB against the US$ has grown to approximately 17.5% Historically, the PRC government has benchmarked the RMB exchange ratio against the US$, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the PRC government continues to benchmark the RMB against the US$.

(K)	Derivative Instrument

The Company uses a cross currency hedge, a derivative financial instrument, to hedge the risk of rising interest rates on their variable interest rate debt. This type of derivative financial instrument is known as a cash flow hedge. The Company accounts for this interest rate swap in accordance with FAS No. 133, “Accounting for Derivatives Instruments and Hedging Activity,” which requires the derivative to be carried on the balance sheet at fair value and to meet certain documentary and analytical requirements to qualify for hedge accounting treatment. The above derivative qualifies for hedge accounting under FAS 133 and, accordingly, changes in the fair value effective portion is reported in accumulated other comprehensive income, net of related income tax effects. Amounts included in accumulated other comprehensive income are reclassified into earnings when the hedged transaction affects earnings.

At the inception of the transaction, the Company documents the relationship between hedging instruments and hedged items, as well as its risk management objective and the strategy for undertaking various hedge transactions. This process includes linking all derivatives designated to specific firm commitments of forecast transactions. The Company also documents its assessment, both at inception and on an ongoing basis, of whether the derivative financial instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Any portion deemed ineffective is recorded in earnings with the effective portion reflected in accumulated other comprehensive income. Changes in the fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income.

(L)	Stock-Based Compensation

The Company adopted SFAS No. 123R, “Share-Based Payments”. This Statement requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which services are received. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

(M)	Revenue recognition

Revenues represent the invoiced value of goods sold, recognized upon the delivery of goods to customers, less any sale discounts and allowances. Supply chain management services income is realized on taking receipt of electronic components, logistics, custom clearances, warehousing, delivery and effecting payments to suppliers on behalf of customers as required. SCM service income is recognized when the services are provided.

(N)	Income taxes

The Company accounts for income taxes under the SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

(O)	Foreign currency translation

SinoHub, SinoHub International, B2B Chips and SinoHub Hong Kong maintain their accounting records in their functional currencies in US$ and Hong Kong Dollars (“HK$”) respectively, whereas SinoHub SCM SZ, SinoHub Electronics SZ, SinoHub SCM SH and SinoHub Electronics SH maintain their accounting records in their functional currency in RMB.

Foreign currency transactions during the year are translated to their functional currencies at the approximate rates of exchange on the dates of transactions.  Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date.  No-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired.  Exchange gains or losses are recorded in the statement of operations.

The financial statements of the subsidiaries (whose functional currencies are HK$ and RMB) are translated into US$ using the closing rate method.  The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year.  All exchange differences are recorded as a component of accumulated other comprehensive income within equity. Translation gain for the six months ended June 30, 2008 and 2007 was $464,623 and $57,396 respectively.

(P)	Comprehensive income

The foreign currency translation gain or loss resulting from the translation of the financial statements expressed in HK$ and RMB to US$ is reported as other comprehensive income in the statements of operations and stockholders’ equity. Other comprehensive income for the six months ended June 30, 2008 and 2007 was $464,623 and $57,396 respectively.

(Q)	Earnings per share

Earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

(R)	Segments

The Company operates in only one segment. Therefore segment disclosure is not presented.

(S)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities ”applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of this statement did not have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 ”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures.  SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not believe SFAS 162 will have a significant impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company does not believe SFAS 163 will have a significant impact on the Company’s consolidated financial statements.

NOTE 2  ACCOUNTS RECEIVABLE, NET

Accounts receivable at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
	(unaudited)
Accounts receivable	$14,392,445	$9,747,515
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$14,392,445	$9,747,515

As of June 30, 2008 and December 31, 2007, the Company considered all accounts receivable collectable and has not recorded a provision for doubtful accounts.

NOTE 3  INVENTORIES, NET

Inventories at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
	(unaudited)
Electronic components	$1,951,157	$852,446
Less: provision for obsolescence	-	-
	$1,951,157	$852,446

For the six months ended June 30, 2008 and the year ended December 31, 2007, no provision for obsolete inventories was recorded by the Company.

NOTE 4  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2008 and December 31, 2007 consist of the following:

	June 30,2008	December 31, 2007
	(unaudited)
Prepaid expenses	$253,157	$199,971
Other receivables	241,467	226,378
	$494,624	$426,349

NOTE 5  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(unaudited)
Furniture, fixtures and equipment	$1,154,676	$1,084,217
Plant and machinery	765,064	718,799
Motor vehicles	241,593	251,477
	2,161,333	2,054,493
Less: accumulated depreciation	(1,479,437)	(1,208,584)
Property and equipment, net	$681,896	$845,909

Depreciation expense for the six months ended June 30, 2008 and 2007 was $198,255 and $179,340 respectively.

NOTE 6  OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at June 30, 2008 and December 31, 2007 consist of the following:

	June 30, 2008	December 31,2007
	(unaudited)
Other payables	$434,420	$150,841
Other accrued liabilities	123,130	156,452
	$557,550	$307,293

NOTE 7  OTHER LOANS PAYABLE

Other loans payable represent amounts due to third parties and are due on demand or normally within one year. These loans generally can be renewed. Interest expense is charged at 6% to 8% per annum on the amounts due.

Interest expense paid for the six months ended June 30, 2008 and 2007 was $8,778 and $14,330 respectively.

NOTE 8  COMMITMENTS AND CONTINGENCIES

(A)	Employee benefits

The full time employees of SinoHub SCM SZ, SinoHub Electronics SZ, SinoHub SCM SH, SinoHub Electronics SH are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the six months ended June 30, 2008 and 2007 was $42,979 and $42,078 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B)	Commitments

The Company leases warehouse and office spaces from third parties under six operating leases which expire on July 9, 2008, July 9, 2008, May 31, 2011, March 22, 201, December 9, 2008 and June 1, 2011 at annual rental of $51,215, $40,817, $26,722, $44,721 and $9,779 and $216,269 respectively.

As at June 30, 2008, the Company has outstanding commitments with respect to the above operating leases, which are due as follows:

2008	$151,016
2009	289,569
2010	290,098
2011	111,700
$842,383

NOTE 9  EARNINGS PER SHARE

The following is information of net income per share at June 30, 2008 and December 31, 2007:

	For the six months ended
	June 30,
	2008	2007

Net income for basic and diluted earnings per share	$1,628,173	$1,662,831

Weighted average shares used in basic computation	18,740,989	18,290,000

Effect of dilutive securities:
Options	449,767	-
Weighted average shares used in diluted computation	19,190,756	18,290,000

Earnings per share:
Basic	0.09	0.09
Diluted	0.08	0.09

NOTE 10  STOCK-BASED COMPENSATION

From January 2005 to December, 2007, SinoHub International granted to certain of its employees, qualified stock options to purchase 479,879 shares of its Common Stock at an exercise price from $0.094 to $0.18825 per share. The stock options granted will become exercisable (“vested”) as to 25% of the original number of shares on the first anniversary of the grant date and as to an additional 6.25% of the original number of shares at the end of each successive three-month period following the first anniversary of the grant date until the fourth anniversary of the grant date. Unless earlier terminated, these stock options granted shall expire ten years after the grant date.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected	Expected	Dividend	Risk Free	Grant Date
Life	Volatility	Yield	Interest Rate	Fair Value
5 yrs	115%	0%	2.65%	$0.09 to $0.18825

-	Dividend Yield: The expected dividend yield is zero. The Company has not paid a dividend and does not anticipate paying dividends in the foreseeable future.

-
Risk Free Rate: Risk-free interest rate of 2.65% was used.  The risk-free interest rate was based on U.S. Treasury yields with a remaining term that corresponded to the expected term of the option calculated on the granted date.

-
Expected Life:  Because the Company has no historical share option exercise experience to estimate future exercise patterns, the expected life was determined using the simplified method as these awards meet the definition of "plain-vanilla" options under the rules prescribed by Staff Accounting Bulletin No. 107.

Stock compensation expense is recognized based on awards expected to vest.  There was no estimated forfeiture as the Company has a short history of issuing options. SFAS No. 123R requires forfeiture to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

As of June 30, 2008, the total compensation cost related to stock options not yet recognized was $56,770 and these will be recognized over the next 4 to 5 years.

Pursuant to the  Merger Agreement, all options of SinoHub International will be assumed by the Company on the same terms and conditions as existed prior to the merger including the Company Stock Plan as existed prior to the merger as well as the right, duties and obligations with respect to the administration of such Plan.

Each option granted by SinoHub International to purchase shares of SinoHub International Common Stock pursuant to the Company Stock Plan (each, a “SinoHub Option”) which is outstanding and unexercised immediately prior thereto, whether vested or unvested, shall be converted into an option to acquire, on the same terms and conditions as were applicable to the original SinoHub Option, that number of shares of the Company’s Common Stock as adjusted in accordance with the share exchange ratio under the Merger Agreement between SinoHub and SinoHub International.

The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2007	502,189	$0.18
Granted	-	-
Forfeited	(22,310)	-
Exercised	-	-
Balance, June 30, 2008	479,879	$0.18

NOTE 11  STOCKHOLDERS’ EQUITY

(A)	Appropriated retained earnings

The Company’s PRC subsidiaries are required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on the after-tax net income determined in accordance with the laws and regulations of the PRC.  Prior to January 1, 2006 the appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the laws and regulations of the PRC until the reserve is equal to 50% of the entities’ registered capital.  Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined by the Board of Directors.  Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10 percent of net income after tax per annum, such contributions not to exceed 50 percent of the respective companies’ registered capital.

The statutory reserve funds are restricted for use to set off against prior period losses, expansion of production and operation or for the increase in the registered capital of the Company. The statutory public welfare fund is restricted for use in capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation.

As at June 30, 2008 and December 31, 2007, the Company appropriated $356,098 and $356,098 respectively to the reserves funds based on its net income in accordance with the laws and regulations of the PRC.

(B)	Issuance of common stock

Stock issued in Reverse Merger

On May 14, 2008, the Company issued to 1,200,000 shares of common stock for the recapitalization.

Stock issued for services

On May 14, 2008, the Company issued 510,000 shares of common stock to a consultant for services at a fair value of $433,500.

NOTE 12  RELATED PARTY TRANSACTIONS

(A)	As of June 30, 2008, a related company owed the Company $696,024 which is interest free and repayable on demand.

(B)
The Company sold goods totaling $6,327,045 to a related company during the six months ended June 30, 2008.  The Company purchased goods totaling $5,631,021 from the related company during the six months ended June 30, 2008.

NOTE 13  INCOME TAX

It is management's intention to reinvest all the income attributable to the Company earned by its operations outside of the US. Accordingly, no US corporate income taxes are provided for in these financial statements.

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

SinoHub and SinoHub International were incorporated in the United States and have incurred net operating losses for income tax purposes for the three and six months periods ended June 30, 2008.

SinoHub has net operating loss carry forwards for income taxes amounting to approximately $499,177 at June 30, 2008 which may be available to reduce future years’ taxable income. These carry forward tax losses, will expire, if not utilized, commencing in 2028. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history income and continuing losses for tax purposes. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowances at June 30, 2008 and 2007 were $499,177 and $0 respectively. The net change in the valuation allowance was an increase of $499,177.

SinoHub International has net operating loss carry forwards for income taxes amounting to approximately $525,466 as at June 30, 2008 which may be available to reduce future years’ taxable income. These carry forward tax losses, will expire, if not utilized, commencing in 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history income and continuing losses for tax purposes. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowances at June 30, 2008 and 2007 were $37,422 and $18,218 respectively. The net change in the valuation allowance was an increase of $19,204.

B2B Chips and SinoHub Hong Kong are incorporated in Hong Kong and are subject to Hong Kong profits tax. No provision of Hong Kong profits tax has been made since all of these entities incurred losses for the six months ended June 30, 2008 and 2007.

SinoHub SCM SZ, SinoHub Electronics SZ, SinoHub SCM SH and SinoHub Electronics SH were incorporated in the PRC and are subject to PRC income tax. SinoHub SCM SZ and SinoHub Electronics SZ located in a special economic region in Shenzhen, PRC and SinoHub Electronic SH located in a special economic region in Shanghai, PRC and qualified as a “new or high-technology enterprise” that is allowed 7% income tax reduction. The applicable tax rate has been 25%.  The income tax expense for 2007 and 2006 are summarized as follows:

	For the six months ended
	June 30,
	2008	2007

Current	342,216	227,985
Deferred	-	-
	$342,216	$227,985

The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the six months ended June 30, 2008 and 2007 is as follows:

	For the six months ended
	June 30,
	2008	2007
SinoHub
Income tax computed at the federal statutory rate	34%	34%
State income taxes, net of federal tax benefit	5%	5%
Valuation allowance	-39%	-39%

SinoHub International
Income tax computed at the federal statutory rate	34%	34%
State income taxes, net of federal tax benefit	5%	5%
Valuation allowance	-39%	-39%

SinoHub SCM SZ
China income taxes	25%	33%
China income taxes exemption	-7%	-18%
	18%	15%
SinoHub Electronics SZ
China income taxes	25%	33%
China income taxes exemption	-7%	-25.5%
	18%	7.5%
SinoHub Electronics SH
China income taxes	25%	33%
China income taxes exemption	-	-33%
	25%	-
SinoHub SCM SH
China income taxes	25%	33%

NOTE 14  MAJOR CUSTOMERS AND SUPPLIERS

During the six months ended June 30, 2008, the Company did not have one customer whose sales are more than 10% of the total sales or one supplier who sold goods representing  more than 10% of the total purchase.

NOTE 15  CONCENTRATIONS AND RISKS

During the six months ended June 30, 2008, 100% of the Company's assets were located in the PRC and Hong Kong and 98.4%of the Company's revenues were derived from companies located in the PRC.

NOTE 16  SUBSEQUENT EVENTS

On July 3, 2008, the former SinoHub, Inc. changed its name to SinoHub USA, Inc. On July 18, 2008, SinoHub USA Inc. changed its name to SinoHub International, Inc.

On July 18, 2008, Liberty Alliance, Inc. changed its name to SinoHub, Inc.

On July 18, 2008, the reverse stock split at the ratio of 1 share for every 3.5 shares became effective.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

Safe Harbor Regarding Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview

SinoHub, Inc. (“SinoHub”), is a Delaware company with headquarters in the city of Shenzhen in the People’s Republic of China (“the PRC” or “China”).  We are a leading provider of supply chain management (SCM) and Vendor Managed Inventory (VMI) services to electronic product manufacturers and electronic component suppliers and distributors in China. Our professional Supply Chain Management Platform integrates our proprietary, world-class SCM online software system (SinoHub SCM), logistics service centers in key locations in the PRC, and a one hundred person strong service team with extensive electronics knowledge to enable our customers to solve information, payment and material flow bottlenecks that constrain their development, profitability and growth. SinoHub’s SCM services include import and export services, procurement and warehouse services, and delivery services.  SinoHub’s VMI services include order fulfillment (where the customer outsources its purchasing functions with specific suppliers at pre-negotiated prices and potentially provides short term financing) and procurement services (in which SinoHub sources and procures electronic components and then resells the components to its customers, and provides short-term financing). SinoHub also buys electronic components and sells them to manufacturing customers on a “one off” basis in transactions that involve getting an order from the customer first and then buying the components and selling them per the order. These transactions are usually “back-to-back” with cash payment on delivery terms.  When SinoHub provides VMI procurement services and buying and selling of individual electronic components, SinoHub acquires and takes title to the electronic components and then resells the components to its customers.

The vast majority of our revenues are from VMI procurement and individual component buying and selling  services.  Revenues from VMI services and component trading are comprised of fees charged for fulfillment services and procurement services, which usually include finance charges, and revenues from the sale of electronic components to our customers.

Revenues from SCM services are comprised of fees charged for (i) import and export services, including receiving fees and fees for customs clearance, (ii) warehousing and delivery fees; and (iii) fees charged for effecting payments to vendors on behalf of customers as required. SCM service fees are calculated as a percentage of the value of the goods handled for a customer.

CONSOLIDATED RESULTS OF OPERATIONS

The cost of maintaining, operating and enhancing our SinoHub SCM Platform is allocated to both SCM services and VMI services.

Cost of Sales – Supply Chain Management primarily represents expenses directly incurred for providing SCM services, including logistics services, import/export services, warehouse services and a number of ancillary services such as kitting, insurance, repackaging and re-labeling.

Cost of Sales – Electronic Components primarily represents the cost of components, expenses incurred in dealing with suppliers, and financing charges.

Selling, general and administrative expenses are comprised of:

(A)           Salaries paid to executives and employees, stock-based compensation expense for stock granted to directors, executive officers and employees for services rendered calculated in accordance with SFAS 123R and employee bonuses;

(B)           Fees paid to consultants and professionals, stock-based compensation expense for stock, options and warrants granted to consultants and professionals for services rendered calculated in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), audit fees, and fees associated with preparing for becoming a publicly traded company; and

(C)           Other selling, general & administrative expenses consisting primarily of marketing costs, sales commissions, depreciation expenses of tangible assets, amortization expenses of intangible rights, rental expenses, miscellaneous staff welfare and other benefits, travel expenses and miscellaneous office expenses.

Overview

The second quarter of 2008 was a transformational quarter for SinoHub. On May 14, 2008 a reverse take over (RTO) of Liberty Alliance, Inc. a Delaware C corporation that was a trading shell on the NASD OTCBB was completed. As a result of this transaction, the corporate entity which was SinoHub, Inc. prior to the RTO was initially renamed SinoHub USA, Inc. on July 3, 2008 and then on July 18, 2008 was subsequently renamed SinoHub International, Inc. Liberty Alliance, Inc. was renamed SinoHub, Inc. on July 18, 2008. Even though the definitive 14c formalizing the name change from Liberty Alliance, Inc. to SinoHub, Inc. was not recorded until July 18, 2008, in this Form 10-Q we will use SinoHub, Inc. to refer to the entity that was formerly known as Liberty Alliance, Inc. and all of its subsidiaries, which consist of SinoHub International, Inc. and all of its subsidiaries (hereinafter referred to as “SinoHub” or the Company).

SinoHub, Inc. is a leading provider of electronic components supply chain management (SCM) services, vendor managed inventory (VMI) services and components brokerage in the Peoples’ Republic of China (PRC). VMI consists of a) fulfillment where SinoHub takes over the purchasing function and finances the electronic component purchases, b) procurement where the manufacturer allows SinoHub to purchase components from other suppliers and make a margin and c) consignment where SinoHub is charged with keeping inventory to meet a specific demand forecast. Roughly 20% of SinoHub’s VMI business is straight fulfillment and the remaining 80% is fulfillment and procurement. The Company does not yet have consignment customers. SinoHub provides SCM services to component suppliers, and SCM, VMI and components brokerage services to electronics manufacturers in the PRC. Our professional Supply Chain Management platform (the SCM Platform) integrates our proprietary, world-class, online supply chain management software system (SinoHub SCM), logistics service centers located in key distribution/manufacturing cities in the PRC, and a service team of over one hundred persons with extensive knowledge in electronics.

In Q2 2008, a new release of SinoHub SCM went into production that enabled manufacturer customers to manage their bills of material online. This new functionality makes it possible for the first time for manufacturers with many open bills of material for electronic products that have common components to automatically have shipments allocated to the correct bills of material and then managed so that all participants in the supply chain can transparently see the status of each bill of material. This solves a major problem that has been endemic to electronic product manufacturing and further enhances the sustainability of SinoHub competitive advantage.

Net income was $539,954 in the second quarter of 2008, compared with net income of $964,577 in the year-earlier period. However, there was a one time non-cash expense of $433,500 in the form of stock payments to consultants to facilitate the RTO transaction and there were one time cash expenses of roughly $146,000 associated with the RTO. Excluding these one time non-operational expenses, net income would have been $1.12 million in the second quarter of 2008, or a 16.1% gain over the year earlier period. Net income for the six months ended June 30th was $1.63 million compared to $1.66 million in the year earlier period.

Revenue

Total revenue increased 117.3% to $13.2 million in Q2 2008 from $6.1 million in Q2 2007 due to continued strong demand for the Company’s services. In fact, Q2 was another quarter in which SinoHub had to turn away a number of large VMI projects due to lack of warehouse space in Hong Kong and lack of financial resources. Total revenue for the six months ended June 30th was $24.8 million, up 120.6% from the $11.3 million recorded in the year earlier period.

Gross Profit

The Company recorded gross profit of $2.0 million and $3.8 million in the second quarter and first six months of 2008, respectively, compared with $1.6 million and $2.9 million in the year-earlier periods. The gross profit margin for the second quarter of 2008 decreased to 15.1% or only slightly above the industry average of approximately 14%. The decrease in gross profit margin for the second quarter of 2008 was due to the fact that as SinoHub’s business grows the effect of a few very profitable deals becomes less significant making it more difficult to be greatly above the industry average for VMI and components brokerage operations which account for approximately 96% of revenue.

Operating Income

The Company recorded operating income of $821,045 and $2.1 million in the second quarter and first six months of 2008, respectively, as compared with operating income of $1.1 million and $1.9 million in the year-earlier periods. Included in operating income for the second quarter of 2008 were the previously discussed expenses related to the RTO and the new Hong Kong warehouse build-out.

Selling, general and administrative expenses increased approximately $166,575, or 40.9%, in the second quarter of 2008 including one time RTO legal expenses on a sales increase of 117.3% compared with the second quarter of 2007 as noted above. The dollar increase in selling, general and administrative expenses in the second quarter of 2008 compared with the year-earlier period, was due to higher selling, general and administrative expenses to support increased sales, but were exaggerated by the impact of foreign exchange rates against the RMB. Selling, general and administrative expenses as a percentage of sales were down sharply at 4.35% for the second quarter and 4.31% for the first six months of 2008 versus 6.71% and 7.34% for the second quarter and first six months 2007, respectively due to greater operating efficiencies.

Professional Services

The Company issued Common Stock with a fair market value of $433,500 to pay for consulting expenses associated with the RTO. The Company also accrued audit fees of $60,000.

Other Expenses

Net interest expense increased by approximately $6,282 in Q2 2008 versus the year earlier quarter due to financing costs associated with increased sales.

Income Taxes

The Company recorded a provision for income taxes of $252,594 and $342,216 for the three and six months ended June 30, 2008 respectively. The provision for taxes at the end of 2007 was approximately $140,000 too high and this amount was used to reduce the tax provision for Q1 2008. However, the increase in corporate income tax in Shenzhen, PRC where the Company earns almost all of its profits to 18% for 2008 meant a higher percentage (approximately 18%) was used for Q2 2008 provision for income taxes.

Net Income

The Company recorded net income of $539,954 and $1.6 million in the second quarter and first six months of 2008, respectively, compared with net income of $964,577 and $1.7 million in the year-earlier periods for reasons already discussed above.

Foreign Currency Translation Gain

SinoHub recorded foreign currency translation gains of $179,541 and $464,623 in the second quarter and first six months of 2008, respectively, compared with foreign currency translation gains of $44,972 and $57,396 in the year-earlier periods as the persistent increase in the value of the RMB versus the US Dollar continued.

Comprehensive Net Income

Comprehensive net income (net income plus foreign currency translation gains) was $719,495 and $2.1 million in the second quarter and first six months of 2008, respectively, compared with $1.0 million and $1.7 million in the year-earlier periods. Again, the reason for the modest decline in Q2 was one time (largely non-cash) expenses associated with the RTO.

Liquidity and Capital Resources

At June 30, 2008 and December 31, 2007, the Company had cash and cash equivalents of $2.6 million and $4.3 million, respectively.

During the first six months of 2008, the net amount of cash used in the Company’s operating activities was $3.9 million, the net amount of cash provided by investing activities was $8,942, and the net amount of cash provided by financing activities was $1.8 million. The effect of exchange rate changes on cash was an increase of $382,582.

Cash Flows from Operating Activities

The Company maintains a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable (excluding currency being exchanged) and inventories were approximately 70.85% and 45.8% at June 30, 2008 and December 31, 2007, respectively.

The net amount of cash used in the Company’s operating activities during the first six months of 2008 was $3.9million primarily due to earnings from operations, adjusted for non-cash items, the increase in accounts receivable, and an increase in inventory and a small increase in accounts payable.

Cash Flows from Investing Activities

The net amount of cash generated by investing activities during the first six months of 2008 was $8,942 based on the disposal of some equipment and some small equipment purchases.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during the first six months of 2008 was $1.8 million. The primary source of cash during the first six months of 2008 was $2.6 million of net borrowings from banks. The primary use of cash during the first six months of 2008 was financing VMI projects.

Contractual Obligations

The Company had contractual obligations at June 30, 2008 for operating leases in PR China as follows:

OPERATING LEASE COMMITMENTS IN PR CHINA

	SinoHub SCM Shenzhen Ltd.	SinoHub SCM Shenzhen Ltd.	SinoHub Electronics Shanghai Ltd.	SinoHub SCM Shanghai Ltd.	SinoHub Electronics Shanghai Ltd.
Lease expires on:	7/09/2008	7/09/2008	5/31/2011	3/22/2011	12/09/2008

Annual rent (RMB)	351,937.80	280,487.28	183,630.00	307,317.00	67,200.00
Annual rent (USD)	51,215	40,817	26,722	44,721	9,779
Due as follows:
2008	8,677.92	6,916.13	91,815.00	153,658.50	33,600.00
2009			183,630.00	320,070.00
2010			183,630.00	323,707.00
2011			76,512.50	71,836.00
Total :	8,677.92	6,916.13	535,587.50	869,271.50	33,600.00

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including but not limited to those related to income taxes and impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Based on our ongoing review, we plan to adjust to our judgments and estimates where facts and circumstances dictate. Actual results could differ from our estimates.

We believe the following critical accounting policies are important to the portrayal of our financial condition and results and require our management's most difficult, subjective or complex judgments, often because of the need to ake estimates about the effect of matters that are inherently uncertain.

1.	Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months.

The cash held in the bank as security for the Company’s bank loans is accounted for as restricted cash and is not shown as cash or cash equivalents on the balance sheet until the security for such funds has been released.

2.	Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them.

For the six months ended June 30, 2008 and the year ended 2007, the Company considers all its accounts receivable to be collectible and no provision for doubtful accounts has been made in the financial statements.

3.	Inventories

Inventories are stated at lower of cost or market value, cost being determined on a first in first out method.  The Company provided inventory allowances based on excess and obsolete inventories determined principally by customer demand. Inventory consists of electronic components purchased from suppliers.

4.	Property and equipment

Property and equipment are stated at cost, less accumulated depreciation.  Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual values over the assets’ estimated useful lives. The estimated useful lives are as follows:

Plant and machinery	5 Years
Motor vehicles	5 Years
Furniture, fixtures and equipment	2 to 5 Years

5.	Stock-Based Compensation

The Company adopted SFAS No. 123R, “Share-Based Payments”. This Statement requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which services are received. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

6.	Revenue recognition

Revenues represent the invoiced value of goods sold, recognized upon the delivery of goods to customers, less any sale discounts and allowances. Supply chain management services income is realized on taking receipt of electronic components, logistics, custom clearances, warehousing, delivery and effecting payments to suppliers on behalf of customers as required. SCM service income is recognized when the services are provided.

7.	Income taxes

The Company accounts for income taxes under the SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

8.	Foreign currency translation

SinoHub, SinoHub International, B2B Chips and SinoHub Hong Kong maintain their accounting records in their functional currencies in US$ and Hong Kong Dollars (“HK$”) respectively, whereas SinoHub SCM SZ, SinoHub Electronics SZ, SinoHub SCM SH and SinoHub Electronics SH maintain their accounting records in their functional currency in RMB.

Foreign currency transactions during the year are translated to their functional currencies at the approximate rates of exchange on the dates of transactions.  Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date.  No-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired.  Exchange gains or losses are recorded in the statement of operations.

The financial statements of the subsidiaries (whose functional currencies are HK$ and RMB) are translated into US$ using the closing rate method.  The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year.  All exchange differences are recorded as a component of accumulated other comprehensive income within equity. Translation gain for the six months ended June 30, 2008 and 2007 was $464,623 and $57,396 respectively.

9.	Comprehensive income

The foreign currency translation gain or loss resulting from the translation of the financial statements expressed in HK$ and RMB to US$ is reported as other comprehensive income in the statements of operations and stockholders’ equity. Other comprehensive income for the six months ended June 30, 2008 and 2007 was $464,623 and $57,396 respectively.

10.	Earnings per share

Earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

 Item 4T. Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.

None.

Item 1A.    Risk Factors.

Risks Related to SinoHub’s Business

The industry we have chosen to concentrate our sales efforts is fast moving and our customers may not be successful in growing in pace with the industry.

We have chosen to concentrate our sales efforts in the fast moving mobile phone business and we are limited in terms of the number of new customers we can handle at any give time. We face the risk of our customers’ growth not keeping pace with this dynamic market. Despite our requirement of non-cancelable purchase orders from our customers, there is no guarantee that all our customers can pay for all of the goods they order.

Changes in governmental regulations affecting the export of electronics from China may hurt our business.

Factors which adversely affect export of electronic products from China may materially and adversely affect our business, financial condition, results of operations and business prospects, including:

·	regulatory restrictions, trade disputes, industry-specific quotas, tariffs, non-tariff barriers and taxes that may result in limiting exports from China.

·	The reduction or elimination of tax rebates or other forms of governmental subsidies and economic incentives for Chinese export products.

Our business is sensitive to general economic conditions.

Our business may be negatively affected by downturn in general economic conditions in major importing countries and regions and the rising labor and material costs in China.

Negative perception or publicity of Chinese products may hurt our business.

Any negative perception or publicity of Chinese electronic products may cause a decline in demand for Chinese electronic products and in turn negatively affect our sales and revenue.

SinoHub envisions a period of rapid growth that may impose a significant burden on its administrative and operational resources which if not effectively managed, could impair its growth.

SinoHub’s strategy envisions a period of rapid growth that may impose a significant burden on its administrative and operational resources. The growth of SinoHub’s business will require significant investments of capital and management’s close attention. SinoHub’s ability to effectively manage its growth will require it to substantially expand the capabilities of its administrative and operational resources and to attract, train, manage and retain qualified management, technicians and other personnel; SinoHub may be unable to do so. In addition, SinoHub’s failure to successfully manage its growth could result in its sales not increasing commensurately with capital investments. If SinoHub is unable to successfully manage its growth, SinoHub may be unable to achieve its goals.

SinoHub may not be able to raise the additional capital necessary to execute its business strategy, which could result in the curtailment of SinoHub’s operations.

SinoHub will need to raise substantial additional funds to fully fund its existing operations and for development, production, trading and expansion of its business. SinoHub has no current arrangements with respect to sources of additional financing and the needed additional financing may not be available on commercially reasonable terms, on a timely basis or at all. The inability to obtain additional financing, when needed, would have a negative effect on SinoHub, including possibly requiring it to curtail. If any future financing involves the sale of the equity securities of SinoHub, the shares of common stock held by its stockholders could be substantially diluted. If SinoHub borrows money or issues debt securities, it will be subject to the risks associated with indebtedness, including the risk that interest rates may fluctuate and the possibility that it may not be able to pay principal and interest on the indebtedness when due.

Insufficient funds will prevent SinoHub from implementing its business plan and will require it to delay, scale back, or eliminate certain of its operations.

SinoHub will be required to hire and retain skilled technical and managerial personnel.

SinoHub’s continued success depends in large part on its ability to attract, train, motivate and retain qualified management and highly-skilled employees, particularly managerial, technical, sales, and marketing personnel, technicians, and other critical personnel. Any failure to attract and retain the required highly-trained managerial and technical personnel that are integral to production and development and technical support teams may have a negative impact on the operation of SinoHub’s plants, which would have a negative impact on revenues. There can be no assurance that SinoHub will be able to attract and retain skilled persons and the loss of skilled technical personnel would adversely affect it.

SinoHub is dependent upon its officers for management and direction and the loss of any of these persons could adversely affect its operations and results.

SinoHub is dependent upon its officers for implementation of its proposed expansion strategy and execution of its business plan. The loss of any of its officers could have a material adverse effect upon its results of operations and financial position. SinoHub does not maintain “key person” life insurance for any of its officers. The loss of any of its officers could delay or prevent the achievement of its business objectives.

SinoHub may be sued or become a party to litigation, which could require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on its business, financial condition, results of operations and cash flows.

SinoHub may be subject to a number of lawsuits from time to time arising in the ordinary course of its business. The expense of defending itself against such litigation may be significant. The amount of time to resolve these lawsuits is unpredictable and defending itself may divert management’s attention from the day-to-day operations of its business, which could adversely affect its business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on its business, results of operations and cash flows.

Compliance with Section 404 of the Sarbanes-Oxley Act on a timely basis may strain SinoHub’s limited financial and management resources, negatively affect its operating results, and cause SinoHub to fail to meet its reporting obligations.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2008 (unless such date is extended by the SEC). In addition, commencing with our annual report for the fiscal year ending December 31, 2008 (unless such date is extended by the SEC) our independent registered accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting.

SinoHub is developing and is implementing a Section 404 plan, and will retain outside consultants to assist in this effort.  SinoHub’s auditors have conferred with the Company and discussed their requirements.  The officers of SinoHub are aware of the requirement for internal controls and believe that the internal controls SinoHub has in place are effective.   SinoHub will continue to endeavor to improve its control environment as it adds staff and grows the company, and SinoHub is confident of its ability to meet the requirements of Section 404 of the Sarbanes-Oxley Act on a timely basis.

However, SinoHub may need to hire and/or engage additional personnel and incur incremental costs in order to complete and manage the work required by Section 404 of the Sarbanes-Oxley Act. SinoHub may not be able to completely implement its Section 404 plan on a timely basis. Additionally, upon completion of the implementation of its Section 404 plan, SinoHub may not be able to conclude that its internal controls are effective, or in the event that it concludes that its internal controls are effective, SinoHub’s independent accountants may disagree with its assessment and may issue a report that is qualified. The financial and management resources required to implement and comply with Section 404 of the Sarbanes-Oxley Act, and any failure to implement required new or improved controls or difficulties encountered in their management and implementation, could negatively affect SinoHub’s operating results or cause it to fail to meet its reporting obligations.

Risks Related to the People’s Republic of China

SinoHub’s Chinese subject it to certain risks inherent in conducting business operations in China, including political instability and foreign government regulation, which could significantly impact its ability to operate in such countries and impact its results of operations.

SinoHub conducts substantially all of its business in China.  SinoHub’s Chinese operations are, and will be, subject to risks generally associated with conducting businesses in foreign countries, such as:

·	foreign laws and regulations that may be materially different from those of the United States;
·	changes in applicable laws and regulations;
·	challenges to, or failure of, title;
·	labor and political unrest;
·	foreign currency fluctuations;
·	changes in foreign economic and political conditions;
·	export and import restrictions;
·	tariffs, customs, duties and other trade barriers;
·	difficulties in staffing and managing foreign operations;
·	longer time periods in collecting revenues;
·	difficulties in collecting accounts receivable and enforcing agreements;
·	possible loss of properties due to nationalization or expropriation; and
·	limitations on repatriation of income or capital.

Specifically, foreign governments may enact and enforce laws and regulations requiring increased ownership by businesses and/or state agencies, which could adversely affect SinoHub’s ownership interests in then existing ventures. The Company’s ownership structure may not be adequate to accomplish its business objectives in China. Foreign governments also may impose additional taxes and/or royalties on our business, which would adversely affect SinoHub’s profitability. In certain locations, governments have imposed restrictions, controls and taxes, and in others, political conditions have existed that may threaten the safety of employees and SinoHub’s continued presence in those countries. Internal unrest, acts of violence or strained relations between a foreign government and SinoHub or other governments may adversely affect its operations. These developments may, at times, significantly affect SinoHub’s results of operations, and must be carefully considered by its management when evaluating the level of current and future activity in such countries.

China’s economic policies could affect our business.

Substantially all of our assets are located in China and substantially all of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China.

While China’s economy has experienced a significant growth in the past twenty years, growth has been irregular, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.

The economy of China has been transitioning from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Fluctuation of the RMB may affect our financial condition by affecting the volume of cross-border money flow.

The value of the RMB fluctuates and is subject to changes in the People’s Republic of China political and economic conditions. Since July 2005, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People’s Bank of China which are set based upon the interbank foreign exchange market rates and current exchange rates of a basket of currencies on the world financial markets.

We may face obstacles from the communist system in The People's Republic of China.

Foreign companies conducting operations in The People’s Republic of China face significant political, economic and legal risks. The Communist regime in The People's Republic of China, including a stifling bureaucracy may hinder Western investment.

We may have difficulty establishing adequate management, legal and financial controls in the People's Republic of China.

The People's Republic of China historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the People's Republic of China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Because our assets and operations are located in China, you may have difficulty enforcing any civil liabilities against us under the securities and other laws of the United States or any state.

We are a holding company, and all of our assets are located in the Republic of China. In addition, our directors and officers are non-residents of the United States, and all or a substantial portion of the assets of these non-residents are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon these non-residents, or to enforce against them judgments obtained in United States courts, including judgments based upon the civil liability provisions of the securities laws of the United States or any state.

There is uncertainty as to whether courts of the Republic of China would enforce:

·	Judgments of United States courts obtained against us or these non-residents based on the civil liability provisions of the securities laws of the United States or any state; or

·
In original actions brought in the Republic of China, liabilities against us or non-residents predicated upon the securities laws of the United States or any state. Enforcement of a foreign judgment in the Republic of China also may be limited or otherwise affected by applicable bankruptcy, insolvency, liquidation, arrangement, moratorium or similar laws relating to or affecting creditors' rights generally and will be subject to a statutory limitation of time within which proceedings may be brought.

The PRC legal system embodies uncertainties, which could limit law enforcement availability.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, decided legal cases have little precedence. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 27 years has significantly enhanced the protections afforded to various forms of foreign investment in China. Each of our PRC operating subsidiaries and affiliates is subject to PRC laws and regulations. However, these laws and regulations change frequently and the interpretation and enforcement involve uncertainties. For instance, we may have to resort to administrative and court proceedings to enforce the legal protection that we are entitled to by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be difficult to evaluate the outcome of administrative court proceedings and the level of law enforcement that we would receive in more developed legal systems. Such uncertainties, including the inability to enforce our contracts, could affect our business and operation. In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the industries in which we operate, including the promulgation of new laws. This may include changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the availability of law enforcement, including our ability to enforce our agreements with the government entities and other foreign investors.

Risks Related to Our Stock

There can be no assurance that a liquid public market for our common stock will exist after the Merger.

Although SinoHub’s shares of common stock are eligible for quotation on the OTC Bulletin Board electronic over-the-counter trading system, no shares trade on a regular basis and there may not be a significant market in such stock after the Merger. In addition, even then there can be no assurance that a regular and established market will be developed and maintained for our common stock upon completion of the Merger. There can also be no assurance as to the strength or liquidity of any market for our common stock or the prices at which holders may be able to sell their shares.

It is likely that there will be significant volatility in the trading price.

In the event that a public market for our common stock is created or maintained after the Merger, market prices for the common stock will be influenced by many factors and will be subject to significant fluctuations in response to variations in operating results of SinoHub and other factors. Our stock price will also be affected by the trading price of the stock of our competitors, investor perceptions of SinoHub, interest rates, general economic conditions and those specific to our industry, developments with regard to SinoHub’s operations and activities, our future financial condition, and changes in our management.

Risks relating to low priced stock.

Although SinoHub common stock currently is quoted and traded on the OTC Bulletin Board, the price at which the stock will trade after the consummation of the Merger cannot currently be estimated. The trading price of the common stock may be below $5.00. If our common stock trades below $5.00 per share, trading in the common stock may be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price share of less than $5.00 per share, subject to certain exceptions) and a two business day “cooling off period” before broker and dealers can effect transactions in penny stocks. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. These, and the other burdens imposed upon broker-dealers by the penny stock requirements, could discourage broker-dealers from effecting transactions in our common stock which could severely limit the market liquidity of our common stock and the ability of holders of our common stock to sell it.

We do not intend to pay dividends.

We have not paid any cash dividends on any of our securities since inception and we do not anticipate paying any cash dividends on any of our securities in the foreseeable future.

Future sales of our securities, or the perception in the markets that these sales may occur, could depress our stock price.

Our issued and outstanding shares of common stock and options exercisable for shares of common stock will be eligible for public sale only if registered under the Securities Act or if the stockholder qualifies for an exemption from registration under Rule 144 or Rule 701 under the Securities Act, or other applicable exemption. The market price of our capital stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors also could make it more difficult for us to raise capital or make acquisitions through the issuance of additional shares of our common stock or other equity securities.

The ability of the Board of Directors of SinoHub to issue “blank check” preferred stock and any anti-takeover provisions we adopt may depress the value of our Common Stock.

The authorized capital of SinoHub includes shares of “blank check” preferred stock.  The SinoHub Board has the power to issue any or all of the authorized but unissued shares of its preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without seeking stockholder approval.  They may, in the future, adopt anti-takeover measures.  The authority of the SinoHub Board of Directors to issue “blank check” preferred stock and any future anti-takeover measures it may adopt, may in certain circumstances delay, deter or prevent takeover attempts and other changes in control of SinoHub not approved by its Board of Directors.  As a result, SinoHub stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price of the Common Stock and the voting and other rights of its stockholders may also be affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Stock issued in Reverse Merger

On May 14, 2008, the Company issued to 1,200,000 shares of common stock for the recapitalization.

Stock issued for services

On May 14, 2008, the Company issued 510,000 shares of common stock to a consultant for services at a fair value of $433,500.

On July 18, 2008, the Company effected a reverse stock split at the ratio of 1 share for every 3.5 shares.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Title of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SINOHUB, INC.

Date: August 14, 2008	By:	/s/ Henry T. Cochran
Henry T. Cochran
Chief Executive Officer

August 14, 2008	By:	/s/ Willa Li
Willa Li
Chief Financial Officer (Principal Financial and Accounting Officer)