Form 10-Q
period 2008-09-30
SINOHUB, INC.
filed 2008-11-13
CIK 1406574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000- 52746
SINOHUB, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0438200
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6/F, Bldg 51, Rd 5, Qiongyu Blvd. Technology Park, Nanshan District Shenzhen, People’s Republic of China (Address of principal executive offices)	518057 (Zip Code)

86 755 2601 2223

 (Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at November 10, 2008
Common Stock, $0.001 par value per share	24,479,692 shares

SINOHUB, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “SinoHub” or "Company" refer to the consolidated operations of SinoHub, Inc., a Delaware corporation, and its wholly owned subsidiaries.

Item 1. Financial Statements.

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS	September 30, 2008	December 31, 2007

CURRENT ASSETS
Cash and cash equivalents	$8,115,000	$4,282,000
Restricted cash	452,000	5,509,000
Accounts receivable, net	18,971,000	9,748,000
Inventories	1,057,000	853,000
Prepaid expenses and other	744,000	426,000
Due from related company	-	1,493,000
Total current assets	29,339,000	22,311,000

PROPERTY AND EQUIPMENT, NET	583,000	846,000

TOTAL ASSETS	$29,922,000	$23,157,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,372,000	$6,777,000
Accrued expenses and other	357,000	307,000
Bank borrowings	2,780,000	6,904,000
Notes payable to third parties	-	251,000
Due to related company	687,000	-
Income and other taxes payable	2,097,000	1,457,000
Total current liabilities	9,293,000	15,696,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 24,478,000 shares and 18,290,000 shares issued and outstanding	24,000	18,000
Additional paid-in capital	11,443,000	4,509,000
Retained earnings
Unappropriated	7,857,000	2,309,000
Appropriated	356,000	356,000
Accumulated other comprehensive income	949,000	269,000
Total stockholders’ equity	20,629,000	7,461,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,922,000	$23,157,000

The accompanying notes are an integral part of these consolidated financial statements

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
NET SALES
Supply chain management services	$1,270,000	$441,000	$2,361,000	$1,314,000
Electronic components	26,913,000	6,696,000	50,649,000	17,076,000
Total net sales	28,183,000	7,137,000	53,010,000	18,390,000
COST OF SALES
Supply chain management services	671,000	162,000	953,000	610,000
Electronic components	21,434,000	5,326,000	42,141,000	13,199,000
Total cost of sales	22,105,000	5,488,000	43,094,000	13,809,000

GROSS PROFIT	6,078,000	1,649,000	9,916,000	4,581,000

OPERATING EXPENSES
Selling, general and administrative expenses	954,000	451,000	2,037,000	1,277,000
Merger related expenses	18,000	-	511,000	-
Depreciation	90,000	91,000	288,000	270,000
Total operating expenses	1,062,000	542,000	2,836,000	1,547,000

INCOME FROM OPERATIONS	5,016,000	1,107,000	7,080,000	3,034,000
OTHER (INCOME) EXPENSE
Interest expense	53,000	42,000	181,000	109,000
Other, net	(24,000)	(55,000)	(59,000)	(87,000)
Total other (income) expense	29,000	(13,000)	122,000	22,000

INCOME BEFORE INCOME TAXES	4,987,000	1,120,000	6,958,000	3,012,000
Income tax expense	1,068,000	140,000	1,410,000	368,000

NET INCOME	3,919,000	980,000	5,548,000	2,644,000

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	216,000	64,000	680,000	121,000

COMPREHENSIVE INCOME	$4,135,000	$1,044,000	$6,228,000	$2,765,000

SHARE AND PER SHARE DATA
Net income per share-basic	$0.19	$0.06	$0.28	$0.17
Weighted average number of shares-basic	21,021,000	16,046,000	19,503,000	15,453,000
Net income per share-diluted	$0.18	$0.06	$0.28	$0.17
Weighted average number of shares-diluted	21,389,000	16,178,000	19,871,000	15,585,000

See accompanying notes to consolidated financial statements

SINOHUB, INC. AND SUBSIDIAIRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,548,000	$2,644,000
Adjustments to reconcile net income to cash provided by (used) in operations
Depreciation	288,000	270,000
Loss on disposal of property and equipment	5,000	-
Stock compensation expense	5,000	109,000
Stock issued for services	451,000	50,000
Changes in operating assets and liabilities:
Accounts receivable	(8,221,000)	(690,000)
Inventories	(138,000)	(9,000)
Prepaid expenses and other	(277,000)	2,630,000
Accounts payable	(3,764,000)	(744,000)
Accrued expenses and other	27,000	(3,878,000)
Income and other taxes payable	516,000	363,000
Net cash (used in) provided by operating activities	(5,560,000)	745,000

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	5,057,000	-
Proceeds from disposal of property and equipment	10,000	-
Purchase of property and equipment	(1,000)	(17,000)
Net cash provided by (used in) investment activities	5,066,000	(17,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	7,498,000	-
Expenses of common stock offering	(1,014,000)	-
Advances from investors	-	1,411,000
Due to director repaid	-	(203,000)
Bank borrowing proceeds	2,594,000	6,078,000
Bank borrowing payments	(7,060,000)	-
Notes payable payments	(251,000)	(305,000)
Related company proceeds (payments)	2,210,000	(4,640,000)
Net cash provided by financing activities	3,977,000	2,341,000

EFFECT OF EXCHANGE RATES ON CASH	350,000	92,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,833,000	3,161,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,282,000	3,000,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,115,000	$6,161,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$181,000	$109,000
Cash paid for income tax	$403,000	$6,000

The accompanying notes are an integral part of these consolidated financial statements

SINOHUB, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Overview

SinoHub, Inc. (formerly known as Liberty Alliance, Inc.) (“the Company”)  is an electronic components supply chain management (“SCM”) service provider.  SinoHub provides SCM services to electronics manufacturers and component suppliers in the People’s Republic of China (“PRC”). The Company’s Supply Chain Management platform (“the SCM Platform”) integrates a proprietary SCM online software system, logistics service centers located in key distribution/manufacturing cities in the PRC, and a service team of more than 100 employees.

The accompanying condensed consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented. The consolidated financial results of operations for the interim periods are not necessarily indicative of results for the full year.

These consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the years ended December 31, 2007 and 2006.

History and Basis of Reporting

SinoHub, Inc. is a Delaware corporation, originally organized in Utah in 1986, and subsequently merged and reorganized as Liberty Alliance, Inc. in Delaware in 1991. Liberty Alliance, Inc. filed for bankruptcy in 1994 and the filing was dismissed in 1995. Liberty Alliance, Inc. remained dormant until 2006 when it began preparing to become a public shell company and seek new business opportunities.

In May 2008, Liberty Alliance, Inc., SinoHub Acquisition Corp.(“the Merger Sub”), SinoHub, Inc.(“the Acquired Sub”), and Steven L. White, the principal stockholder of Liberty Alliance, entered into an Agreement and Plan of Merger pursuant to which the Merger Sub agreed to merge with and into the Acquired Sub, with the Acquired Sub being the surviving corporation (the "Merger"). In connection with the Merger, Liberty Alliance, Inc. issued to the stockholders of the Acquired Sub 18,290,000 shares adjusted for the reverse stock split of the Company’s common stock in exchange for all the outstanding shares of the Acquired Sub’s preferred and common stock and the Company assumed options exercisable for additional shares of common stock. At the closing, Liberty Alliance, Inc. also issued 510,000 shares adjusted for the reverse stock split of the Company’s common stock to certain consultants for services rendered in connection with the Merger (“Consultant Shares”).  Immediately following the Merger, the Company had 20,000,000 shares adjusted for the reverse stock split of common stock outstanding and options exercisable for an additional 489,451 shares of common stock adjusted for the reverse stock split.  The conclusion of these events was deemed to be a reverse takeover transaction (“RTO”) after which the original stockholders of the Company held approximately 6% of the issued and outstanding shares of the Company’s common stock on a fully diluted basis and the Acquired Sub’s stockholders (including the Consultant Shares) held approximately 94% of the Company’s issued and outstanding shares of common stock.

In June 2008, the Company approved a reverse stock split of 1 share for every 3.5 common stock shares outstanding; outstanding common stock shares and stock options were adjusted to account for the effects of the reverse stock split.

In July 2008, the Company changed its name from Liberty Alliance, Inc. to SinoHub, Inc. and the Acquired Sub changed its name from SinoHub, Inc. to SinoHub International, Inc.

For financial reporting purposes, the RTO has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of the Acquired Sub become the historical financial statements of the Company, with no adjustment to the carrying value of assets and liabilities.  Share and per share amounts reflect the effects of the recapitalization and reverse stock split for all periods presented. In addition, the presentation for all periods includes equity transactions of the Acquired Sub as adjusted for the effects of the recapitalization and reverse stock split.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Concentrations and Risks

Substantially all of Company's assets are located in the PRC and Hong Kong and substantially all of the Company's revenues were derived from customers located in the PRC. In addition, financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company mitigates credit risk through procedures that include determination of credit limits, credit approvals, and related monitoring procedures to ensure delinquent receivables are collected.

Cash and Cash Equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months. Cash amounts held as security for the Company’s bank loans is reported as restricted cash and is not included with cash or cash equivalents on the balance sheet until the security for such funds has been released.

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of customer credit history, overall trends in collections and write-offs, and expected exposures based on facts and prior experience. To date, write-offs associated with the extension of credit have been negligible. At September 30, 2008, the Company considered all outstanding accounts receivable to be collectible and no provision for doubtful accounts was made in the financial statements.

Inventories

Inventories are stated at cost, cost being determined on a first in first out method. No allowance is made for excess or obsolete inventories as inventories are held for a short period of time and are substantially related to specific customer order commitments. Inventory consists of electronic components purchased from suppliers.

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

Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstances or events indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company considers various factors, including future cash flows, to determine whether the carrying amount exceeds fair value, and in that case, the asset is written down to fair value. The Company believes that no impairment of property and equipment exists at September 30, 2008.

Financial Instruments

The Company analyzes all financial instruments that may have features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” At present, there are no such instruments in the financial statements.  The Company also analyzes registration rights agreements associated with any equity instruments issued to determine if penalties triggered for late filing should be accrued under FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.”

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, bank borrowings, notes payable and other liabilities approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company’s operations are primarily based  in the PRC, which may give rise to significant foreign currency risks and opportunities from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar (“USD”) and the Chinese Renminbi (“RMB“). In July 2005, the PRC allowed the RMB to fluctuate within a narrow range ending its decade-old valuation peg to the USD. Since this change in 2005, the RMB has experienced positive trends in valuation against the USD; such trends are reflected in part by the foreign currency translation gains reported in the Company’s financial statements.

Derivative Instruments

The Company does not utilize derivative or hedge instruments in its financing activities.

Stock-Based Compensation

The Company adopted SFAS No. 123R, “Share-Based Payments.” This Statement requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which services are received. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Revenue Recognition

The Company reports revenue from supply chain management (“SCM”) services and electronic components sales. Revenues for supply chain management services are earned from both the SCM and VMI programs and are primarily based on a percentage of inventory value handled for a customer. The Company recognizes revenue from SCM services when the services are provided. Revenue from electronic components sales are based on quoted prices and are recognized at the time of shipment to customers. Sales are recorded net of discounts and allowances. In all cases, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services rendered, the sales price is determinable, and collectability is reasonably assured.

 Income Taxes

The Company accounts for income taxes under the SFAS No. 109, “Accounting for Income Taxes”. Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

Foreign Currency Translation

SinoHub Inc., SinoHub, International, Inc., B2B Chips, and SinoHub Hong Kong maintain accounting records using the functional currencies, USD and Hong Kong Dollars (“HKD”) respectively. SinoHub SCM SZ, SinoHub Electronics SZ, SinoHub SCM SH and SinoHub Electronics SH maintain accounting records using RMB as the functional currency.

Foreign currency transactions during the year are translated to their functional currencies at the approximate rates of exchange on the dates of transactions.  Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date.  Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired.  Exchange gains or losses are recorded in the statement of operations.

The financial statements of the subsidiaries (whose functional currencies are HKD and RMB) are translated into USD using the closing rate method.  The balance sheet items are translated into USD using the exchange rates at the respective balance sheet dates.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year.  All exchange differences are recorded as a component of accumulated other comprehensive income within equity.

Comprehensive Income

The foreign currency translation gain or loss resulting from the translation of the financial statements expressed in HKD and RMB to USD is reported as other comprehensive income in the statements of operations and stockholders’ equity.

Earnings Per Share

Earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

Segments

The Company operates in one business segment.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements.” The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective beginning January 1, 2009. The Company does not expect the adoption of SFAS 141R to have a material impact on its financial position and results of operations.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFA 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe SFAS 162 will have a significant impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance and reinsurance contracts, as described in the Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee contracts that are derivative instruments included within the scope of SFAS No. 133, “Accounting for Derivative instruments and Hedging Activities.” The Company does not believe SFAS 163 will have a significant impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, to clarify guidance on determining the fair value of a financial asset under SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this statement effective September 30, 2008 did not have a material impact on the Company’s financial statements.

2.            PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets at September 30, 2008 (unaudited) and December 31, 2007 consist of the following:

	2008	2007

Prepaid expenses	$328,000	$200,000
Other receivables	416,000	226,000
	$744,000	$426,000

3.           PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at September 30, 2008 (unaudited) and December 31, 2007:

	2008	2007

Furniture, fixtures and equipment	$1,164,000	$1,084,000
Plant and machinery	771,000	719,000
Motor vehicles	243,000	251,000
	2,178,000	2,054,000
Less: accumulated depreciation	(1,595,000)	(1,208,000)
Property and equipment, net	$583,000	$846,000

4.           ACCRUED EXPENSES AND OTHER

Accrued expenses and other liabilities at September 30, 2008 (unaudited) and December 31, 2007 and consist of the following:

	2008	2007

Accrued expenses	$181,000	$156,000
Other liabilities	176,000	151,000
	$357,000	$307,000

5.           BANK BORROWINGS AND FINANCING ARRANGEMENTS

The Company has secured financing facilities (RMB based) with certain PRC banks to support its business operations. The facilities with each bank include:

-
Letter of credit facility with one bank in the amount of $3,100,000 to support trading activity. Restricted cash balances are required as security for draws against the facility and an annual commitment fee of 0.1% is assessed. In addition, the bank requires a third party guarantor for a fee of $80,000. The Company also has a $1,400,000 customs duty facility through this bank to support short term duty collections on trading activity. These facilities renew each year and are available through May 2009.

-
Letter of credit facility with another bank in the amount of $3,400,000 to support trading activity. Restricted cash balances are required as security for draws against the facility and an annual commitment fee of 0.1% is assessed. In addition, the bank requires a third party guarantor for a fee of $70,000. The facility renews each year and is available through December 2008.

-
Revolving line of credit facility with a bank in the amount of $700,000 to support working capital requirements. Draws on the line currently bear interest at 7.1% and are secured by a lien on the residence of the Chairman and CEO of the Company. The facility is available through December 2008.

6.           NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties are due on demand or normally within one year. During 2008, the notes were repaid and as of September 30, 2008, no amounts were outstanding.

7.           COMMITMENTS AND CONTINGENCIES

Employee Benefits

The full time employees of subsidiaries based in the PRC are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the nine months ended September 30, 2008 and 2007 was $65,000 and $63,000 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Commitments

The Company leases warehouse and office spaces from third parties under operating leases which expire at various dates from July 2008 through March 2011. Rent expense for the nine months ended September 30, 2008 and 2007 was $174,000 and $115,000.  At September 30, 2008, the Company has outstanding commitments with respect to operating leases, which are due as follows:

2008	$ 76,000
2009	290,000
2010	290,000
2011	112,000
$ 768,000

 8.           EARNINGS PER SHARE

The elements for calculation of earnings per share for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
Net income for basic and diluted earnings per share	$3,919,000	$980,000	$5,548,000	$2,644,000

Weighted average shares used in basic computation	21,021,000	16,046,000	19,503,000	15,453,000
Effect of dilutive stock options and warrants	368,000	132,000	368,000	132,000
Weighted average shares used in diluted computation	21,389,000	16,178,000	19,871,000	15,585,000

Earnings per share:
Basic	$0.19	$0.06	$0.28	$0.17
Diluted	$0.18	$0.06	$0.28	$0.17

9.           STOCKHOLDERS’ EQUITY

 Merger and Reverse Stock Split

The RTO has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of the Acquired Sub become the historical financial statements of the Company, with no adjustment of the carrying value of the assets and liabilities.  Share and per share amounts reflect the effects of the recapitalization and reverse stock split for all periods presented.  In addition, the presentation for all periods includes equity share transactions of the Acquired Sub as adjusted for the effects of the recapitalization and reverse stock split.  All costs associated with the RTO transaction were expensed as incurred.

Appropriated Retained Earnings

The Company’s PRC subsidiaries are required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on the after-tax net income determined in accordance with the laws and regulations of the PRC.  Prior to January 1, 2006 the appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the laws and regulations of the PRC until the reserve is equal to 50% of the entities’ registered capital.  Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined by the Board of Directors.  Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10% of net income after tax per annum, such contributions not to exceed 50% of the respective companies’ registered capital.

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

Private Offering of Common Stock

In September 2008, the Company entered into and closed a Securities Purchase Agreement with certain accredited investors in a private offering for shares of common stock and warrants to purchase common stock.  The Company issued 4,406,533 shares of common stock, three-year warrants to purchase 1,101,633 shares of common stock at an exercise price of $2.15 per share, and five-year warrants to purchase 1,101,633 shares of common stock at $3.00 per share in return for gross proceeds of approximately $7.5 million in cash. During the third quarter of 2008, net offering proceeds of approximately $6.5 million were recorded as an addition to stockholders’ equity, after deducting offering and related closing costs of the transaction.  The Company also issued warrants to the placement agent in connection with services for the private offering.  These included three-year warrants to purchase 154,228 shares of common stock at an exercise price of $2.15 per share, and five-year warrants to purchase 154,229 shares of common stock at $3.00 per share.

10.           RELATED PARTY TRANSACTIONS

The Company distributed electronic components to and resold electronic products purchased from a company owned jointly by the Chairman and the President of the Company. In addition, the related company provided certain warehousing and logistics services to the Company during the development of its Hong Kong operation.  During the first nine months of 2008 and 2007, the Company sold goods totaling approximately $700,000 and $900,000 to the related company and purchased goods totaling approximately $3,000,000 and $400,000 from the related company. The Company paid service fees to the related company totaling $-0- and $148,000 in 2008 and 2007.  At December 31, 2007, the related company owed the Company $1,493,000, which was interest free and repayable on demand.  At September 30, 2008, the Company owes the related company $687,000 which is interest free and payable on demand.

11.           INCOME TAXES

The Company and its subsidiaries are subject to income taxes on an “entity” basis that is, on income arising in or derived from the tax jurisdiction in which each entity is domiciled.  It is management's intention to reinvest all the income earned by the Company’s subsidiaries outside of the US. Accordingly, no US federal income taxes have been provided on earnings of foreign based subsidiaries.

The Company and its wholly owned subsidiary, SinoHub International, Inc. are incorporated in the United States and have incurred operating losses since inception. The Company has operating loss carry forwards (NOLs) for income taxes purposes of approximately $274,000 at December 31, 2007 which may be available to reduce future years’ taxable income. These NOLs will expire, if not utilized, commencing in 2027. Management believes the realization of tax benefits from these NOLs is uncertain due to the Company’s current operating history and continuing losses in the US for tax purposes. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax benefit has been recorded.

The Company’s subsidiaries in Hong Kong are subject to Hong Kong profits tax at a statutory rate of 17.5%. No provision for Hong Kong profits tax was required as these entities incurred losses during 2007 and 2006. There are no tax loss carry forward provisions in Hong Kong.

The Company’s subsidiaries in China were subject to China income tax at a statutory rate of 25% in 2008 and 33% in 2007. However, these subsidiaries are located in special economic regions and/or qualify as “new or high-technology enterprises” that are allowed special tax reductions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is based on, and should be read in conjunction with our condensed consolidated financial statements, which are included elsewhere in this Form 10Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. Actual results could differ materially because of the factors discussed in “Risks Factors”elsewhere in this Form 10Q, and other factors that we may not know. All amounts are expressed in United States dollars.

OVERVIEW

SinoHub, Inc. (“the Company”) is an electronic components supply chain management (SCM) service provider.  SinoHub provides SCM services to electronics manufacturers and component suppliers in the People’s Republic of China (PRC). Our professional Supply Chain Management Platform (the SCM Platform) integrates our proprietary, world-class Supply Chain Management (SCM) online software system (SinoHub SCM), logistics service centers located in key distribution/manufacturing cities in the PRC, and a service team of more than 100 employees.

History and Basis of Reporting

SinoHub, Inc. (formerly known as Liberty Alliance, Inc.) is a Delaware corporation, originally organized in Utah in 1986, and subsequently merged  and reorganized as Liberty Alliance, Inc. in Delaware in 1991. Liberty Alliance, Inc. filed for bankruptcy in 1994 and the filing was dismissed in 1995. Liberty Alliance, Inc. remained dormant until 2006 when it began preparing to become a public shell company and seek new business opportunities.

In May 2008, Liberty Alliance, Inc., SinoHub Acquisition Corp.(“the Merger Sub”), SinoHub, Inc.(“the Acquired Sub”), and Steven L. White, the principal stockholder of Liberty Alliance, entered into an Agreement and Plan of Merger pursuant to which the Merger Sub agreed to merge with and into the Acquired Sub, with the Acquired Sub being the surviving corporation (the "Merger"). In connection with the Merger, Liberty Alliance, Inc. issued to the stockholders of the Acquired Sub 18,290,000 shares (as adjusted for the reverse stock split) of the Company’s common stock in exchange for all the outstanding shares of the Acquired Sub’s preferred and common stock and the Company assumed options exercisable for additional shares of common stock. At the closing, Liberty Alliance, Inc. also issued 510,000 shares (as adjusted for the reverse stock split) of the Company’s common stock to certain consultants for services rendered in connection with the Merger (“Consultant Shares”).  Immediately following the Merger, the Company had 20,000,000 shares (as adjusted for the reverse stock split) of common stock outstanding and options exercisable for an additional 489,451 shares (as adjusted for the reverse stock split) of common stock.  The conclusion of these events was deemed to be a reverse takeover transaction (RTO) after which the original stockholders of the Company held approximately 6% of the issued and outstanding shares of the Company’s common stock on a fully diluted basis and the Acquired Sub’s stockholders (including the Consultant Shares) held approximately 94% of the Company’s issued and outstanding shares of common stock.

In June 2008, the Company approved a reverse stock split of 1 share for every 3.5 common stock shares outstanding; outstanding common stock shares and stock options were adjusted to account for the effects of the reverse stock split.

In July 2008, the Company changed its name from Liberty Alliance, Inc. to SinoHub, Inc. and the Acquired Sub changed its name from SinoHub, Inc. to SinoHub International, Inc.

For financial reporting purposes, the RTO of the Company has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of the Acquired Sub become the historical financial statements of the Company, with no adjustment of the carrying value of the assets and liabilities.

Business Operations

SinoHub’s business operations are primarily dedicated toward leveraging the value of the SCM platform to source and deliver electronic components and electronic products for our customers.

The Company offers customers the use of the SCM platform under a fee based program where customers outsource the supply chain process to SinoHub, while retaining title to inventory, receivables, and commitments on supplier payables. SinoHub provides the customer a complete SCM solution that includes importing and exporting services, facilitating customs clearance, performing warehouse and distribution functions, and enabling foreign currency settlements through SinoHub’s banking relationships and its licensed qualifications as a Client Coordinator Enterprise at the main border crossing into China for electronic components, Huanggang in Shenzhen.

The Company also provides a unique Vendor Managed Inventory (VMI) program for customers that integrates the use of the SCM platform with inventory procurement, handling, and distribution, as well as financing, if required. Customers may require “order fulfillment” services, where the customer outsources its electronic component purchasing process and specifies suppliers at pre-negotiated costs, and SinoHub receives a negotiated fee from its customer for services related to handling the purchasing, and for managing and financing the inventory through the supply chain. Alternatively, customers may request “order procurement” services, where SinoHub sources and procures electronic components from the marketplace, and then resells the components to its customers at negotiated prices that include the component cost, supply chain management, and financing, if necessary. In all cases, the VMI program provides customers with a streamlined management process for navigating all importing, customs, warehousing, and delivery challenges, while addressing key objectives for working capital, inventory levels, order fill rates, and transaction costs.

SinoHub also supports customers by providing a sourcing channel for electronic components that are not part of a specific SCM or VMI program. In these cases, SinoHub utilizes its industry knowledge and relationships with components suppliers and manufacturers to source products at competitive prices and within time constraints.  SinoHub  responds to these “spot” orders from customers, sources the product, confirms pricing, and executes delivery. Customers are required to pay on delivery of product.

CONSOLIDATED RESULTS OF OPERATIONS

The Company derives revenue and gross profit primarily from fees associated with the provision of SCM services and sales of electronic components.

The Company reports revenue from supply chain management (SCM) services and electronic components sales. Revenues for supply chain management services are earned from both the SCM and VMI programs and are primarily based on a percentage of inventory value handled for a customer. The Company recognizes revenue from SCM services when the services are provided. Revenue from electronic components sales including VMI procurement are based on quoted prices and are recognized at the time of shipment to customers. Sales are recorded net of discounts and allowances. In all cases, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services rendered, the sales price is determinable, and collectability is reasonably assured.

Cost of sales for SCM services primarily represents direct costs incurred for providing SCM services, including logistics services, import/export services, warehouse services and a number of ancillary services such as kitting, insurance, repackaging and re-labeling. Cost of sales for electronic components primarily represents the cost of components and expenses directly related to component procurement.

Selling, general and administrative expenses include salaries paid to employees, employee related expenses, professional fees, marketing costs, technology costs, sales commissions, depreciation, rent, and related office and facility expenses.

Three and Nine Months Ended September 30, 2008 Compared to September 30, 2007:

Overall Results

The company reported net income of $3.9 million in the third quarter of 2008, compared with net income of $980,000 in the year-earlier period. Net income for the nine months ended September 30, 2008 was $5.5 million compared to $2.6 million in the comparable year earlier period.

Net Sales

Net sales increased almost three-fold to $28.2 million in the third quarter of 2008 from $7.1 million in the third quarter of 2007 due to continued strong customer demand for the Company’s services and related electronic components in Mainland China. Net sales for the nine months ended September 30, 2008 was $53.0 million, up 188% from $18.4 million recorded in the year earlier period.  Growth was supported by additional access to financial resources and bank borrowings during the 2008 periods.

Gross Profit

The Company recorded gross profit of $6.1 million and $9.9 million in the third quarter and first nine months of 2008, respectively, compared with $1.6 million and $4.6 million in the year-earlier periods. The gross profit margin for the third quarter of 2008 decreased to 21.6% from 23.1% in the prior year. Gross margins are under pressure as a result of growth in larger VMI projects where the mix of components and competitive pricing configurations result in lower margins. While positive profit trends are expected as the Company’s sales grow, the trend toward lower gross profit margins may continue as the Company pursues and wins new business opportunities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $503,000 or 111%, to $954,000 and $760,000 or 60%, to $2.0 million in the third quarter and the first nine months of 2008 to support the general growth in sales and expanded operations. These expenses were approximately 4% of revenues in 2008 compared to 7% in the prior year as the Company experienced favorable leverage on infrastructure while sales increased.

Income from Operations

The Company recorded income from operations of $5.0 million and $7.1 million in the third quarter and first nine months of 2008, respectively, as compared with operating income of $1.1 million and $3.0 million in the year-earlier periods. Operating results for the 2008 year to date period included expenses related to the RTO totaling approximately $500,000 in the second quarter.

Income Taxes

The Company’s effective tax rate was 20.2% for the first nine months of 2008 compared to 12.2% in 2007. The statutory tax rate in the PRC of 25% in 2008 and 33% in 2007 was reduced in both periods by favorable tax preferences experienced by the Company’s operations in special economic zones as designated by the Chinese government. The trend toward a higher effective tax rate is expected to continue as preferences lapse over time.  Income tax estimates in interim periods have varied as the Company has adjusted provisions and accruals in light of actual tax filings.

Foreign Currency Translation Gain and Comprehensive Net Income

The Company reported foreign currency translation gains of $216,000 and $680,000 in the third quarter and first nine months of 2008, respectively, compared with foreign currency translation gains of $64,000 and $121,000 in the year-earlier periods as the increase in value of the RMB versus the USD continued. Comprehensive net income (net income plus foreign currency translation gains) was $4.1 million and $6.2 million in the third quarter and first nine months of 2008 compared with $1.0 million and $2.6 million in the year-earlier periods.

CONSOLIDATED FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

The Company’s strategic plans include continued expansion and support of the SCM Platform and VMI programs, including electronic component shipments. As a result of the working capital investments necessary to support these plans, the company will continue to require cash and financing resources to meet and exceed its objectives. We intend to raise these funds through the sale of additional equity or debt, long-term debt financings, and operating cash flows. Due to the risk factors discussed in this document there can be no assurance that we will be successful in raising the additional funds necessary to carry out management’s plans for the future on acceptable terms or at all.  Our ability to obtain additional capital will also depend on market conditions, national and global economies and other factors beyond our control. We cannot be sure that we will be able to implement or capitalize on various financing alternatives. The terms of any debt or equity funding that we may obtain in the future may be unfavorable to us and to our stockholders.

At September 30, 2008 and December 31, 2007, the Company had cash and cash equivalents of $8.1 million and $4.3 million, respectively. During the first nine months of 2008, the net amount of cash used in the Company’s operating activities was $5.6 million, the net amount of cash provided by investing activities was $5.1 million, and the net amount of cash provided by financing activities was $4.0 million. Exchange rate changes increased cash flow effects by $350,000 in the first nine months of 2008.

For comparative purposes, at September 30, 2007 and December 31, 2006, the Company’s cash balance was $6.2 million and $3.0 million, respectively. During 2007, cash flows provided by operating activities were $745,000. Investing activities used $17,000 in cash, and financing activities generated $2.3 million in cash. Exchange rate changes increased cash flow effects by $92,000 in the first nine months of 2007.

Cash Flows from Operating Activities

The Company maintains a significant investment in working capital, primarily accounts receivable and inventories. Accounts receivable and inventories represented approximately 67% and 46% of total assets at September 30, 2008 and December 31, 2007, respectively.

The net amount of cash used in the Company’s operating activities during the first nine months of 2008 was $5.6 million which primarily included earnings from operations offset by investments in accounts receivable and inventory to support the Company’s business growth. In addition, accounts payable reductions were made during the period to enable favorable terms with suppliers. In the prior year period, net operating cash inflows were $745,000 as cash flow from income was offset by investments in receivables, as well as reductions in payables and certain deposits with customers as new service programs matured.

Cash Flows from Investing Activities

The net amount of cash generated by investing activities during the first nine months of 2008 was $5.1 million primarily the result of a release of restricted cash as the Company settled bank notes under letters of credit that required restricted cash balances; in the corresponding 2007 period investing cash flows were insignificant.

Cash Flows from Financing Activities

The net amount of cash used by financing activities during the first nine months of 2008 was $4.0 million, which included a private placement stock offering in the third quarter with gross proceeds of $7.5 million, proceeds from bank borrowings of approximately $2.6 million, and payments on bank notes of $7.1 million.  In the prior year period, cash flow from financing activities included advance payments by investors of $1.4 million in connection with equity offerings that closed later in 2007, and bank borrowing proceeds of $6.1 million, offset by note payments of $508,000, repayments to a related company that advanced funds for certain subsidiaries of $1.3 million, and other reductions in related company payables of approximately $3.3 million.  The related company, which is based in Hong Kong, assisted the Company by facilitating certain foreign exchange transactions, and settled obligations to certain suppliers on behalf of the Company, and collected certain customer remittances on behalf of the Company. These activities are expected to diminish by the end of 2008 as the Company’s recently established Hong Kong operation has achieved required infrastructure to support foreign exchange transactions.

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

We believe the following critical accounting policies are important to the portrayal of our financial condition and results and require our management's most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain.

Concentrations and Risks

Substantially all of Company's assets are located in the PRC and Hong Kong and substantially all of the Company's revenues were derived from customers located in the PRC. In addition, financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company mitigates credit risk through procedures that include determination of credit limits, credit approvals, and related monitoring procedures to ensure delinquent receivables are collected.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months. Cash amounts held as security for the Company’s bank loans are reported as restricted cash and are not included with cash and cash equivalents on the balance sheet until the security for such funds has been released.

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of customer credit history, overall trends in collections and write-offs, and expected exposures based on facts and prior experience. To date, write-offs associated with the extension of credit have been negligible. At September 30, 2008, and at December 31, 2007, the Company considered all outstanding accounts receivable to be collectible and no provision for doubtful accounts was made in the financial statements.

Inventories

Inventories are stated at cost, cost being determined on a first in first out method. No allowance is made for excess or obsolete inventories as inventories are held for a short period of time and are substantially related to specific customer order commitments. Inventory consists of electronic components purchased from suppliers.

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

Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstances or events indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company considers various factors, including future cash flows, to determine whether the carrying amount exceeds fair value, and in that case, the asset is written down to fair value. The Company believes that no impairment of property and equipment exists at September 30, 2008.

Financial Instruments

The Company analyzes all financial instruments that may have features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” At present, there are no such instruments in the financial statements.  The Company also analyzes registration rights agreements associated with any equity instruments issued to determine if penalties triggered for late filing should be accrued under FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.”

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, bank borrowings, notes payable and other liabilities approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company’s operations are primarily based  in the PRC, which may give rise to significant foreign currency risks and opportunities from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar (“USD”) and the Chinese Renminbi (“RMB“). In July 2005, the PRC allowed the RMB to fluctuate within a narrow range ending its decade-old valuation peg to the USD. Since this change in 2005, the RMB has experienced positive trends in valuation against the USD; such trends are reflected in part by the foreign currency translation gains reported in the Company’s financial statements.

Derivative Instruments

The Company does not utilize derivative or hedge instruments in its financing activities.

Stock-Based Compensation

The Company adopted SFAS No. 123R, “Share-Based Payments.” This Statement requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which services are received. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Revenue Recognition

The Company reports revenue from supply chain management (“SCM”) services and electronic components sales. Revenues for supply chain management services are earned from both the SCM and VMI programs and are primarily based on a percentage of inventory value handled for a customer. The Company recognizes revenue from SCM services when the services are provided. Revenues from electronic components sales including VMI procurement are based on quoted prices and are recognized at the time of shipment to customers. Sales are recorded net of discounts and allowances. In all cases, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services rendered, the sales price is determinable, and collectability is reasonably assured.

Income Taxes

The Company accounts for income taxes under the SFAS No. 109, “Accounting for Income Taxes”. Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

Foreign Currency Translation

SinoHub Inc., SinoHub International, Inc., B2B Chips, and SinoHub Hong Kong maintain accounting records using the functional currencies, USD and Hong Kong Dollars (“HKD”) respectively. SinoHub SCM SZ, SinoHub Electronics SZ, SinoHub SCM SH and SinoHub Electronics SH maintain accounting records using RMB as the functional currency.

Foreign currency transactions during the year are translated to their functional currencies at the approximate rates of exchange on the dates of transactions.  Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date.  Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired.  Exchange gains or losses are recorded in the statement of operations.

The financial statements of the subsidiaries (whose functional currencies are HKD and RMB) are translated into USD using the closing rate method.  The balance sheet items are translated into USD using the exchange rates at the respective balance sheet dates.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year.  All exchange differences are recorded as a component of accumulated other comprehensive income within equity.

Comprehensive Income

The foreign currency translation gain or loss resulting from the translation of the financial statements expressed in HKD and RMB to USD is reported as other comprehensive income in the statements of operations and stockholders’ equity.

Earnings Per Share

Earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

 In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements.” The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective beginning January 1, 2009. The Company does not expect the adoption of SFAS 141R to have a material impact on its financial position and results of operations.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFA 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe SFAS 162 will have a significant impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance and reinsurance contracts, as described in the Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables0. This Statement also does not apply to financial guarantee contracts that are derivative instruments included within the scope of SFAS No. 133, “Accounting for Derivative instruments and Hedging Activities.” The Company does not believe SFAS 163 will have a significant impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, to clarify guidance on determining the fair value of a financial asset under SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this statement effective September 30, 2008 did not have a material impact on the Company’s financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

 Item 4T. Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

SinoHub will need to raise substantial additional funds to fully fund its existing operations and for development, production, trading and expansion of its business. SinoHub has no current arrangements with respect to sources of additional financing and the needed additional financing may not be available on commercially reasonable terms, on a timely basis or at all. The inability to obtain additional financing, when needed, would have a negative effect on SinoHub, including possibly requiring it to curtail operations. If any future financing involves the sale of the equity securities of SinoHub, the shares of common stock held by its stockholders could be substantially diluted. If SinoHub borrows money or issues debt securities, it will be subject to the risks associated with indebtedness, including the risk that interest rates may fluctuate and the possibility that it may not be able to pay principal and interest on the indebtedness when due.

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

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2008 (unless such date is extended by the SEC). In addition, commencing with our annual report for the fiscal year ending December 31, 2009 (unless such date is extended by the SEC) our independent registered accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting.

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

Risks Related to the People’s Republic of China

SinoHub is subject to certain risks inherent in conducting business operations in China, including political instability and government regulation, which could significantly impact its ability to operate and impact its results of operations.

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

Foreign companies conducting operations in The People’s Republic of China face significant political, economic and legal risks. The Communist regime in The People's Republic of China may hinder Western investment.

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

We are a holding company, and all of our assets are located in the People’s Republic of China. In addition, our directors and officers are non-residents of the United States, and all or a substantial portion of the assets of these non-residents are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon these non-residents, or to enforce against them judgments obtained in United States courts, including judgments based upon the civil liability provisions of the securities laws of the United States or any state.

There is uncertainty as to whether courts of the People’s Republic of China would enforce:

·	Judgments of United States courts obtained against us or these non-residents based on the civil liability provisions of the securities laws of the United States or any state; or

·
In original actions brought in the People’s Republic of China, liabilities against us or non-residents predicated upon the securities laws of the United States or any state. Enforcement of a foreign judgment in the People’s Republic of China also may be limited or otherwise affected by applicable bankruptcy, insolvency, liquidation, arrangement, moratorium or similar laws relating to or affecting creditors' rights generally and will be subject to a statutory limitation of time within which proceedings may be brought.

The PRC legal system embodies uncertainties, which could limit law enforcement availability.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, decided legal cases have little precedence. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation since 1979 has significantly enhanced the protections afforded to various forms of foreign investment in China. Each of our PRC operating subsidiaries and affiliates is subject to PRC laws and regulations. However, these laws and regulations change frequently and the interpretation and enforcement involve uncertainties. For instance, we may have to resort to administrative and court proceedings to enforce the legal protection that we are entitled to by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be difficult to evaluate the outcome of administrative court proceedings and the level of law enforcement that we would receive in more developed legal systems. Such uncertainties, including the inability to enforce our contracts, could affect our business and operation. In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the industries in which we operate, including the promulgation of new laws. This may include changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the availability of law enforcement, including our ability to enforce our agreements with the government entities and other foreign investors.

Risks Related to Our Stock

There can be no assurance that a liquid public market for our common stock will exist in the future.

Although SinoHub’s shares of common stock are eligible for quotation on the OTC Bulletin Board electronic over-the-counter trading system, very few shares trade on a regular basis and there may not be a significant market in such stock in the future. There can be no assurance that a regular and established market will be developed and maintained for our common stock. There can also be no assurance as to the strength or liquidity of any market for our common stock or the prices at which holders may be able to sell their shares.

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

Risks relating to low priced stock.

The trading price of the common stock has remained below $5.00. Since our common stock trades below $5.00 per share, trading in the common stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price share of less than $5.00 per share, subject to certain exceptions) and a two business day “cooling off period” before broker and dealers can effect transactions in penny stocks. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. These, and the other burdens imposed upon broker-dealers by the penny stock requirements, could discourage broker-dealers from effecting transactions in our common stock which could severely limit the market liquidity of our common stock and the ability of holders of our common stock to sell it.

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

Stock issued for services

On May 14, 2008, the Company issued 510,000 shares of common stock to consultants for services at a fair value of $433,500.

Reverse stock split

On July 18, 2008, the Company effected a reverse stock split at the ratio of 1 share for every 3.5 shares.

Stock and warrants issued in private investment offering

On September 10, 2008, the Company entered into and closed a Securities Purchase Agreement with certain accredited investors in a private offering for shares of common stock and warrants to purchase common stock.  The Company issued 4,406,533 shares of common stock, three-year warrants to purchase 1,101,633 shares of common stock at an exercise price of $2.15 per share, and five-year warrants to purchase 1,101,633 shares of common stock at $3.00 per share in return for gross proceeds of approximately $7.5 million in cash. During the third quarter of 2008, net offering proceeds of approximately $6.5 million were recorded as an addition to stockholders’ equity, after deducting offering and related closing costs of the transaction.  The Company also issued warrants to the placement agent in connection with services for the private offering.  These included three-year warrants to purchase 154,228 shares of common stock at an exercise price of $2.15 per share, and five-year warrants to purchase 154,229 shares of common stock at $3.00 per share.

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

SINOHUB, INC.

Date: November 13, 2008	By:	/s/ Henry T. Cochran
Henry T. Cochran
Chief Executive Officer

Date: November 13, 2008	By:	/s/ Tracy A. Edwards
Tracy A. Edwards
Chief Financial Officer (Principal Financial and Accounting Officer)