Form 10-Q/A
period 2008-09-30
SINOHUB, INC.
filed 2009-03-17
CIK 1406574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)

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

Explanation

SinoHub, Inc. (the “Company”, “our” or “we”) determined that certain of the disclosures made in the original quarterly report on Form 10-Q for the quarter ended September 30, 2008, did not respond fully to the items required by Form 10-Q or did not conform completely to the requirements of Form 10-Q.  The following material changes have been made to this amended report:

•	Item 4T of Part I has been amended to provide the information about the Company’s evaluation of disclosure controls and procedures;

This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the three months ended September 30, 2008, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on November 13, 2008.

SINOHUB, INC.
FORM 10-Q /A

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

Item 4T. Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions to be made regarding required disclosure.  Although the Company's disclosure controls and procedures were designed by management, with the participation of our CEO and CFO, to provide reasonable assurance of achieving these objectives, it should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon the Company’s evaluation as of the end of the period covered by this report, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s internal control over financial reporting will prevent all errors and all fraud. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

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

Risks relating to low priced stock.

The trading price of the common stock has remained below $5.00. Since our common stock trades below $5.00 per share, trading in the common stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non- NASDAQ equity security that has a market price share of less than $5.00 per share, subject to certain exceptions) and a two business day “cooling off period” before broker and dealers can effect transactions in penny stocks. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. These, and the other burdens imposed upon broker-dealers by the penny stock requirements, could discourage broker-dealers from effecting transactions in our common stock which could severely limit the market liquidity of our common stock and the ability of holders of our common stock to sell it.

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

SINOHUB, INC.

Date: March 16, 2009	By:	/s/ Henry T. Cochran
Henry T. Cochran
Chief Executive Officer

Date: March 16, 2009	By:	/s/ Li De Hai
Li De Hai
Chief Financial Officer (Principal Financial and Accounting Officer)