Form 10-K
period 2008-12-31
SINOHUB, INC.
filed 2009-03-17
CIK 1406574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  000- 52746
SINOHUB, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0438200
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6/F, Bldg 51, Rd 5, Qiongyu Blvd. Technology Park, Nanshan District Shenzhen, People’s Republic of China	518057
(Address of principal executive offices)	(Zip Code)

86 755 2661 2106

 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer                                       ☐                            Accelerated filer                                                      ☐
Non-accelerated filer                                         ☐                         Smaller Reporting Company                                   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☒

The aggregate market value of common stock held by non-affiliates of SinoHub Inc., based upon the closing price of its common stock as of June 30, 2008, was $26,682,903.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2008
Common Stock, $0.001 par value per share	24,501,989 shares

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

SINOHUB, INC.
FORM 10-K

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “SinoHub” or "Company" refer to the consolidated operations of SinoHub, Inc., a Delaware corporation, and its wholly owned subsidiaries.

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and certain information incorporated herein by reference contain “forward-looking statements” within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements.

These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the following:

	the potential growth of the mobile telephone and network equipment markets in China;

	our ability to overcome competition from other suppliers;

	any increase in the cost of component parts that we supply or increases in operating costs which cannot be passed on to our customers;

	the availability of financing on attractive terms or at all, which may adversely impact our growth plans or increase our future interest expense;

	changes in interest rate levels and volatility in securities markets;

	the retention of import/export licenses and SinoHub SCM SZ’s Client Coordinator Enterprise Coordinator status with the Huanggang Customs authority;

	economic, political, regulatory, legal and foreign exchange risks associated with our operations;

	changes in governmental regulation, tax rates and similar matters;

	retention of key members of our senior management;

	the abatement of the current global economic crisis over time;

and the factors detailed under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor.

Item 1. Business.

Overview

SinoHub, Inc. (the “Company”) is engaged in electronic component sales and electronic component supply chain management (SCM) services. Our electronic component sales include procurement-fulfillment and individually negotiated electronic component sales to manufacturers. We only deal in original parts in original packing and do not alter or modify the parts in any way.  Accordingly, any quality issues with respect to the parts would be the responsibility of the manufacturer of the parts. Our SCM services include warehousing, logistics and import/export. At present all of our component sales and SCM services occur in the PRC and Hong Kong.

Procurement-fulfillment starts when our manufacturer customer enters their bill of materials including default supplier and price for each electronic component into our proprietary, SCM online software system named “SinoHub SCM” for a project (for example, to obtain the necessary components for a project for the production of 50,000 mobile phones). SinoHub then tries to find better pricing on each component than the target price set by the customer enabling the Company to make a margin on the purchasing of the components. Then the electronic components are ordered and received in SinoHub’s Hong Kong warehouse. When the bill of materials is complete, the customer can order just-in-time shipping of the components to their factory floor.

Electronic component sales are driven by SinoHub’s in-house sales representatives who find arbitrage opportunities by looking at the pricing in our database of all of the electronic components we have ever imported.  The database contains the price at which the part was imported, the quantities imported and descriptive information regarding the characteristics of the components and is updated in real time.

The Company provides SCM services to electronics manufacturers and component suppliers in the People’s Republic of China (the “PRC”).  Our professional Supply Chain Management platform integrates SinoHub SCM, logistics service centers located in key distribution/manufacturing cities in the PRC, and a service team of over 100 employees.

As a seller of electronic components and an electronic component supply chain management service provider, we manage all aspects of the purchase and movement of electronic components from their receipt from suppliers in our Hong Kong warehouse to their import into China and delivery to a manufacturer. We also handle the export of the finished goods when that is required. Roughly seventy percent (70%) of our business with manufacturer customers is related to mobile phones. The components we source in this vertical market change rapidly in line with the rapid change of technology in this industry. This helps our business as more opportunities for price discrepancies occur than in vertical markets, such as refrigerator manufacture, where the same components are used year in and year out.

Each mobile phone built by one of our customers contains between 100 and 200 electronic components that have an aggregate value of between $15 and $30. At present, our business mix is weighted toward the lower end of the scale (the high end is “smart” phones) with the average purchase price of the electronic components that go into a phone one of our customers would make being around $20. We have customers who make hundreds of thousands of phones per month. In the past, we have only been able to handle part of their business because of liquidity constraints (our procurement-fulfillment business requires us to have available capital to purchase components for inventory prior to reselling them to customers). However, we are currently ramping up with several customers who want to give us the opportunity to supply them with components for a larger share of their business. In the last three years, mobile phone components have accounted for approximately 70% of our business and network equipment components have accounted for approximately 15% of our business. We expect these percentages to grow slightly in 2009 as we focus on these two vertical markets. 90% of our manufacturer customers in these areas sell their products into the local Chinese market. As a result, we have yet to feel much adverse effect from the global slowdown because demand has remained strong for these products in China. Because sales of mobile phones in the PRC typically spike around Chinese New Year which occurs in either January or February, the fourth calendar quarter is usually our biggest volume quarter. Normally, the first quarter is our weakest quarter because of this long holiday, with the second and third quarters showing consecutive increases. A typical pattern of revenue for our Company would be 15%, 20%, 25% and 40% for the first through fourth quarters respectively. 2008 proved to be an exception as the third quarter was a very robust quarter because of some delayed business coming over from the prior quarter and unusually strong demand. The only inventory SinoHub carries is electronic components that we are staging for procurement-fulfillment projects. We never buy components without a corresponding order to purchase the components. In 2008, SinoHub had three customers, all in the mobile phone business, who accounted for 12%, 10% and 7% of our revenue respectively. We expect this concentration to go down as our business expands. We do not have backlog orders, but with the successful completion of each procurement-fulfillment project and component sale, we look for repeat orders from existing customers.

History

Liberty Alliance, Inc. was a corporation organized in Utah in 1986.  In 1991, Liberty Alliance completed its domestication as a Delaware corporation.  Liberty Alliance filed for bankruptcy in 1994 and the bankruptcy proceedings were completed in 1995. From 1995 to 2006, Liberty Alliance had no or nominal assets and was not conducting any business operations.  In August 2006, Liberty Alliance changed its name to Vestige, Inc., and in September 2006 it changed its name back to Liberty Alliance, Inc.  On August 1, 2007, Liberty Alliance became a voluntary reporting company under the Exchange Act when it filed a Form 10 registration statement with respect to its shares of common stock.  Shares of Liberty Alliance common stock began to be reported on the over-the-counter bulletin board under the symbol “LBTI” on November 14, 2007.

In May 2008, Liberty Alliance, Inc., its wholly-owned subsidiary SinoHub Acquisition Corp., SinoHub, Inc., and Steven L. White, the principal stockholder of Liberty Alliance, entered into an Agreement and Plan of Merger pursuant to which SinoHub Acquisition Corp. merged with and into SinoHub, Inc. and SinoHub, Inc. became a wholly-owned subsidiary of Liberty Alliance.  In connection with the merger, Liberty Alliance issued to the former stockholders of SinoHub, Inc. 18,290,000 shares of Liberty Alliance common stock in exchange for all the outstanding shares of SinoHub, Inc.’s preferred and common stock, and Liberty Alliance assumed options to purchase shares of SinoHub, Inc. common stock which became exercisable for 489,451 shares of Liberty Alliance common stock.  In addition, Liberty Alliance also issued 510,000 shares of its common stock to certain consultants for services rendered in connection with the merger, including 500,000 shares issued to JCGlobal Capital Partners LLC.  These consulting services included investment banking advice and strategic advisory services relating to the structure and consummation of the reverse merger between SinoHub and Liberty Alliance that was eventually consummated.  Immediately following the merger, Liberty Alliance had 20,000,000 shares of common stock outstanding and options exercisable for an additional 489,451 shares of common stock. The merger was accounted for as a reverse acquisition with SinoHub, Inc. as the acquirer for accounting purposes.  After completion of the merger, the original stockholders of Liberty Alliance held approximately 6% of the issued and outstanding shares of Liberty Alliance common stock on a fully diluted basis and the former stockholders of SinoHub, Inc., including the shares issued to consultants for services rendered in connection with the merger, held approximately 94% of Liberty Alliance issued and outstanding shares of common stock.

Subsequent to the completion of the merger, on July 18, 2008:

-                      SinoHub, Inc. amended its certificate of incorporation to change its name to SinoHub International, Inc.;

-                      Liberty Alliance amended its certificate of incorporation to change its name to SinoHub, Inc. and effect a 3.5-to-1 reverse stock split of all issued and outstanding shares of its common stock; and

-                      Shares of SinoHub, Inc. (formerly Liberty Alliance) common stock began to be reported on the over-the-counter bulletin board under the new symbol “SIHI” on a post-merger, post-split basis.

For financial reporting purposes, the reverse takeover of the Company has been accounted for as a recapitalization of the Company with SinoHub International as the accounting acquirer whereby the historical financial statements and operations of SinoHub International became the historical financial statements of the Company, with no adjustment of the carrying value of the assets and liabilities. When we refer in this Form 10-K to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of SinoHub International on a consolidated basis unless the context suggests otherwise.

Business Operations

SinoHub’s business operations are primarily dedicated toward utilizing the value of the SCM Platform to source and deliver electronic components and electronic products for our customers.

The Company offers customers the use of the SCM Platform under a fee based program whereby customers outsource the supply chain process to SinoHub, while retaining title to inventory, receivables, and commitments on supplier payables. SinoHub provides the customer a complete SCM solution that includes importing and exporting services, facilitating Customs clearance, performing warehouse and distribution functions, and enabling foreign currency settlements through SinoHub’s banking relationships and its licensed qualifications as a Client Coordinator Enterprise in China.   Foreign currency settlement services are valuable since the Chinese government limits the volume of foreign currency exchange based on the volume of imported and exported goods.   Because SinoHub has a high volume of imports, it has a high limit of foreign currency exchange.  Moreover, the high volume of foreign currency exchange makes SinoHub an attractive customer to banks, who earn transaction fees on processing the settlements. In addition, the Company has credit facilities with China Construction Bank, who can immediately settle the value added tax and custom duty with the government, thus, speeding up the goods in and out of the Customs.

The Company also provides a unique procurement-fulfillment program for customers that integrates the use of the SCM Platform with inventory procurement, handling, and distribution.  Customers may require “order fulfillment” services, where the customer outsources its electronic component purchasing process and specifies suppliers at pre-negotiated costs, and SinoHub receives a negotiated fee from its customer for services related to handling the purchasing, and for managing the inventory through the supply chain. Additionally, customers may request “order procurement” services, where SinoHub sources and procures electronic components from the marketplace, and then resells the components to its customers at negotiated prices that include the component cost and supply chain management. In all cases, the procurement-fulfillment program provides customers with a streamlined management process for navigating all importing, Customs, warehousing, and delivery challenges, while addressing key objectives for working capital, inventory levels, order fill rates, and transaction costs.

SinoHub also supports customers by providing a sourcing channel for electronic components that are not part of a specific SCM or procurement-fulfillment program. In these cases, SinoHub utilizes its industry knowledge and relationships with components suppliers and manufacturers to source products at competitive prices and within time constraints.  SinoHub responds to these “spot” orders from customers, sources the product, confirms pricing, and executes delivery. Customers are required to pay on delivery of product.

The Company has secured financing facilities (RMB based) with certain PRC banks to support its business operations. The facilities with each bank include:

-
Letter of credit facility with one bank in the amount of $3,200,000 to support trading activity. Restricted cash balances are required as security for draws against the facility and an annual commitment fee of 0.1% is assessed. In addition, the bank requires a third party guarantor. The third-party guarantor is Hong Feng Paper Industrial, Ltd., which required the Company to pay it a fee of $80,000 for providing its guaranty.  Other than the guaranty and the additional guaranty described below, the only relationship between the Company and Hong Feng is that the principal of Hong Feng owns shares of the common stock of the Company.  The facility renews each year and is available through August 2009.  The Company also has a $1,460,000 Customs duty import facility and a $2,200,000 Customs export refund facility through this bank to support short term duty collections on trading activity. These facilities renew each year and are available through February 2010.  The Customs export refund facility allows the Company to advance to its customers refunds of Value Added Tax to which such customers may be entitled by shipping products on which the tax was paid overseas prior to the receipt of the refunded amount.

-
Letter of credit facility with another bank in the amount of $3,400,000 to support trading activity. Restricted cash balances are required as security for draws against the facility and an annual commitment fee of 0.1% is assessed. In addition, the bank requires a third party guarantor.  The third-party guarantor is Hong Feng Paper Industrial, Ltd., which required the Company to pay it a fee of $70,000 for providing its guaranty. The facility was terminated in December 2008.

-
Letter of credit facility with another bank in the amount of $4,400,000 to support its component sales business. Restricted cash balances are required as security for draws against the facility and the bank requires guarantors from a subsidiary and shareholders and a lien on a PRC property owned by a director. In addition, the bank requires a third party guarantor.  The third-party guarantor required the Company to pay it a fee of $72,000 for providing its guaranty. The facility is available through September, 2009.

Subsidiaries

Our corporate structure is designed to comply with laws affecting ownership by foreign entities of PRC companies. When SinoHub SCM Shenzhen was incorporated, PRC laws prohibited a foreign owned company from owning an import/export license. That restriction has since been removed, but the mechanism for SinoHub Electronics Shenzhen to purchase SinoHub SCM Shenzhen without affecting SinoHub SCM Shenzhen’s status at Customs has not yet been defined. SinoHub Electronics Shanghai has the same purpose as SinoHub Electronics Shenzhen, with each company focused on operating in Shanghai and Shenzhen, respectively.    SinoHub SCM Shanghai has the same purpose as SinoHub SCM Shenzhen, with each company focused on operating in Shanghai and Shenzhen, respectively. The reason for the use of two subsidiaries is driven by PRC law, which generally requires that a company be organized in the area in which it is operating.

The diagram below illustrates the current corporate structure of SinoHub, Inc. and its subsidiaries:

SinoHub International, Inc. was incorporated on March 23, 1999 as a Delaware corporation. Prior to the Merger, this company was named SinoHub, Inc. and was the primary holding company for the Chinese and Hong Kong subsidiaries listed below. SinoHub International, Inc. is wholly owned by SinoHub, Inc.

SinoHub Electronics Shenzhen, Ltd. was incorporated on September 19, 2000 in the People’s Republic of China to provide one-stop SCM services for electronic manufacturers and distributors in southern China.  SinoHub Electronics Shenzhen, Ltd. is wholly owned by SinoHub International, Inc.

SinoHub SCM Shenzhen, Ltd. was incorporated on December 12, 2001 in the PRC to hold an import and export license in the PRC. SinoHub SCM Shenzhen, Ltd. purchases and sells electronic components and provides Customs clearance services to our customers. Over 70% of the electronic components that SinoHub sells are imported by SinoHub SCM Shenzhen, Ltd. This is the result of times past when Chinese regulations only allowed import/export licenses to be issued to companies that were 100% owned by Chinese citizens. A growing portion of imports are being done by SinoHub Electronics Shenzhen, Ltd. which now also has an import/export license, but it is SinoHub SCM Shenzhen that has the highest status at Huanggang Customs. Our declaration of trust agreement described below allows us to purchase SinoHub SCM Shenzhen at any time, but the Chinese government has not yet provided a way for us to acquire this company and retain its status at Huanggang Customs. Ultimately, we expect that either a way will be provided for SinoHub Electronics Shenzhen to acquire SinoHub SCM Shenzhen and retain its status at Huanggang Customs or SinoHub Electronics Shenzhen will reach equivalent status and the issue will be moot.  100% of the equity interest in SinoHub SCM Shenzhen, Ltd. is held on behalf of SinoHub by SinoHub Electronics

Shenzhen, Ltd. through a Declaration of Trust with SinoHub Electronics Shenzhen, Ltd. dated January 30, 2008. The Trustee, Hantao Cui, holds record title to the equity of SinoHub SCM Shenzhen, Ltd. and agrees to sign all papers according to the instruction of SinoHub Electronics Shenzhen, Ltd. as the beneficial owner in order to enable the beneficial owner or its representative to attend meetings of shareholders of SinoHub SCM Shenzhen, Ltd. in the capacity of proxy for the Trustee in and to enable the beneficial owner to exercise the voting rights in the capacity of proxy.  Ms. Cui is the wife of Lei Xia, President of SinoHub. She holds an MBA from the Thunderbird School of Global Management in Glendale, Arizona. Ms. Cui is the Director of Marketing for China for MFG.com.  Ms. Cui is serving as trustee as an accommodation to the Company and does not customarily serve in such capacities. The Trustee has also agreed to transfer 100% of the equity interest to any third party nominated by the beneficial owner (including beneficial owner) or to otherwise dispose of or deal with such equity in whatever manner instructed by the beneficial owner. The right to any consideration for such transfer belongs to SinoHub SCM Shenzhen, Ltd. as the beneficial owner. SinoHub SCM Shenzhen, Ltd. may appoint a new trustee in its sole discretion at any time.  The trust does not explicitly provide for termination.  It provides that the beneficial owner can replace the trustee at any time.   In addition, SinoHub Electronics Shenzhen, Ltd. has the right to require the trustee to transfer its record ownership of SinoHub SCM Shenzhen, Ltd. to any third party or back to SinoHub Electronics Shenzhen, Ltd. at any time.  Either the replacement of the trustee or the transfer of record ownership will effectively result in the termination of the trust. The governing law of the Declaration of Trust is the law of the PRC.

SinoHub SCM Shanghai, Ltd. was incorporated on March 9, 2005 in the PRC to provide one-stop SCM services for electronic manufacturers and distributors in northern China. SinoHub SCM Shanghai, Ltd. is wholly owned by SinoHub Electronics Shenzhen, Ltd. which acquired record ownership of the company on January 17, 2008. Prior to that date, SinoHub Electronics Shenzhen had borne all costs of forming SinoHub SCM Shanghai and was the sole beneficial owner of SinoHub SCM Shanghai with record ownership of SinoHub SCM Shanghai being held in the name of a trustee pursuant to a Declaration of Trust substantially similar to, and for the same reasons as, the current arrangement with SinoHub SCM Shenzhen.  SinoHub Electronics Shenzhen was willing to terminate the trust arrangement with respect to the shares of SinoHub SCM Shanghai because, unlike SinoHub SCM Shenzhen, SinoHub SCM Shanghai does not have Client Coordinator Enterprise status with Chinese Customs.  SinoHub Electronics Shenzhen did not pay any additional consideration for the transfer of the shares.

SinoHub Electronics Shanghai, Ltd. was incorporated on July 5, 2005 in the PRC to provide one-stop SCM services for electronic manufacturers and distributors in the PRC. SinoHub Electronics Shanghai, Ltd. is wholly owned by SinoHub International, Inc.

B2B Chips, Limited was incorporated on June 12, 2006 in Hong Kong to purchase and sell electronic components. B2B Chips is wholly owned by SinoHub Electronics Shenzhen, Ltd.

SinoHub Technology (Hong Kong) Limited was incorporated on May 8, 2007 in Hong Kong and has not yet commenced business. SinoHub Technology (Hong Kong) is wholly owned subsidiary of B2B Chips and was acquired on April 10, 2008.  B2B Chips acquired SinoHub Technology (Hong Kong) from its owners, Henry T. Cochran and Lei Xia, for HKD 10,000.

Import/Export Licenses; Client Coordinator Enterprise

The various companies listed above hold import/export licenses as follows:

SinoHub Electronics Shenzhen, Ltd. obtained its import/export license on April 30, 2004.  The current license is renewable within 30 days prior to September 19, 2010.

SinoHub SCM Shenzhen, Ltd. obtained its import/export license on January 18, 2002.  The current license is renewable within 30 days prior to January 18, 2011.

SinoHub SCM Shanghai, Ltd. obtained its import/export license on April 1, 2006.  The current license is renewable within 30 days prior to April 6, 2011.

The licenses will expire if not renewed by the respective dates set forth above.  The licenses can be terminated prior to expiration if, among other reasons:

	the license owner declares bankruptcy,

	the license owner engages in smuggling,

	the license owner fails to pay Customs duties and Value Added Taxes when due, or

	the license owner fails to otherwise comply with the conditions of the license.

In addition to its license, in September 2008, SinoHub SCM Shenzhen attained Client Coordinator Enterprise Coordinator status with the Huanggang Customs authority in China.  As a Client Coordinator Enterprise, SinoHub SCM Shenzhen is able to achieve expedited Customs clearance of its goods that it is importing into China and may defer the payment of Value Added Tax and Customs Duty for two weeks.

Available Information

The Company’s mailing address and executive offices are located at 6/F, Building 51, Road 5, Qiongyu Blvd., Technology Park, Nanshan District, Shenzhen 518057, People’s Republic of China. The Company’s telephone number, including the International Code and Area Code is +86-755-2661-2106 and its corporate website is www.sinohub.com. The reports that the Company files with the Securities and Exchange Commission pursuant to the Exchange Act are available on the Securities and Exchange Commission website at http://www.sec.gov. The public may read and copy any materials filed by the Company with the Securities and Exchange Commission at the Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov. The contents of these websites are not incorporated into this filing.

Market Overview:  The Electronic Component Industry in China

The world has witnessed the enormous growth of the Chinese electronic manufacturing industry over the past decade. Accordingly, China is a major consumer of electronic components.  This growth is expected to continue to increase with the rapid development of new technologies and in turn to lead to the growth in the consumption of electronics products and China’s continuing growth as the world’s electronics factory. According to Global Sources, China consumed $117.4 billion of electronic components in 2008.

Whereas in North America and Europe the top manufacturers generally purchase components directly from the component manufacturers themselves, in China, to date, even the largest multinational OEMs like Nokia and Sony Ericsson and EMS providers like Flextronix and Foxconn are generally unable to purchase components in China directly from U.S. and European component manufacturers, in large part because these component manufacturers do not have well-established supply chains into China.  The rapid growth of electronic component distributors in China and the growth of Web-based Internet procurement have created a very fragmented electronic components market, with no distributor capturing significant market share.    To date even the biggest electronic component distributors in China (WPG, Arrow, Avnet and Yosun) do not provide complete SCM services to their customers, unlike in the US and Europe where large component manufacturers and franchise distributors provide complete SCM services to their customers.  SinoHub believes that the fragmented market for electronics components in China and the lack of an end-to-end SCM create an opportunity to combine the sale of electronic components with efficient SCM services to garner a share of the growing market for such components and services in China.

SinoHub’s Strategy

SinoHub seeks to implement a strategy of expanding its customer base for electronic component sales in China by delivering SCM efficiencies to its customers to drive on-time deliveries and customer satisfaction.   We plan to do this by maintaining and enhancing the quality and efficiency of our SCM services, including our proprietary SinoHub SCM online software service.  In particular, we intend to focus on continuing to build the procurement-fulfillment portion of our business.

Development of SinoHub’s Business; Component Sales; and Component Procurement-Fulfillment Programs

SinoHub’s original business was the provision of SCM software to assist suppliers of electronic components with their supply chains into PRC.  We refer to these customers as our “supplier” customers. Eventually SinoHub developed an integrated SCM service offering, including warehousing, logistics and import/export to assist suppliers deliver products to Chinese manufacturers.  As a result of SinoHub’s position as a provider of SCM services in China and our close relationships with a number of electronic component suppliers and Chinese manufacturers as well as our experience in the electronic components industry, we eventually decided we had an opportunity to supply certain Chinese manufacturers with electronic components and began to source and sell components for our own account.   As these sales grew as a percentage of revenue, we increased the resources which we dedicated to sales of components. As our component customers and the market became more aware of and confident in our SCM service offering, the opportunity arose for us to generate integrated sales of components and SCM services is a streamlined approach to inventory management and order procurement-fulfillment.  Currently, the vast majority of our revenues are the result of sales of electronic components.  Our sales of components currently fall into two different categories, namely individually negotiated component sales, which currently account for approximately 51% of our sales (compared to 63% in 2007) and component sales as part of procurement-fulfillment programs which currently account for approximately 43% of our sales (compared to 30% in 2007).

Currently, our electronic component procurement and sales staff of 15 full time employees look for opportunities to source components for manufacturer customers at more competitive prices than the manufacturer customer is currently receiving.   If a lower price can be achieved and the customer agrees with the price we quote, an opportunity to lower customer costs and increase our revenues and profits exits.  Although we are not contractually obligated to refrain from any sales activity, if a manufacturer customer of ours is buying a specific component directly from one of SinoHub’s supplier customers, we will not interrupt that purchase. To mitigate the risk of purchasing and taking title to the components in these sales of components, we purchase only standard components that, if necessary, can be sold to other customers, and we limit the size of each order.

SinoHub’s Solution

While we derive the vast majority of our revenues from the sale of electronic components, we believe our SCM services are important to our business and drive our ability to attract customers.  SinoHub offers a full SCM Platform solution.  The SinoHub SCM Platform brings a systems approach to our customers, which enables them to understand, manage, and coordinate the flow of products and services, within their supply chain.  SinoHub’s SCM Platform consists of a Web-based online supply chain management system (SinoHub SCM), key service centers in Hong Kong, Shenzhen, and Shanghai, and a supply chain management service team that is able to work with our customers through our online system in real time.

SinoHub SCM

SinoHub SCM is a proprietary, web-based software system that provides our customers information along with security, accuracy and ease of use. Because we only deal with electronic components, we can more easily implement features our customers require. Since our SCM Platform is Web based, our customers can quickly determine the status of shipments, the status and location of inventory in our warehouses, and the status of financial transactions.  The SinoHub SCM is accessible in both Chinese and English.  The following flow chart illustrates the SinoHub SCM functionality.

As described by the graph, SinoHub SCM operates in Simplified Chinese and English, providing the following functionality for electronic component suppliers:

·	Order entry with automated price and category checking
·	Order tracking
·	Inventory management information system (warehouse management)
·	Shipment information system
·	Payment system
·	Finished orders database
·	Operations results tracking
·	Executive reporting system

And for OEMs and EMS companies it provides:

·	Order tracking
·	Shipment tracking
·	Payment system
·	Bonded inventory control system
·	Operations results tracking
·	Vendor Managed Inventory
·	VAT tracking for recovery on export
·	Online payment

SinoHub Service Centers

SinoHub utilizes its physical locations as service centers for electronic component suppliers and OEM/EMS manufacturers. Geographical distances can significantly affect the ability to provide effective SCM services. Establishing multifunctional and technologically advanced service centers in major cities in China may lower costs and improve service standards. SinoHub has established service centers in Shenzhen and Shanghai which are connected through the SinoHub SCM.

SCM Service Team

SinoHub has expended time and resources to hire employees with experience in the electronic component field and to provide additional training to ensure the highest quality of service to our customers.  Our SCM Service Team includes more than 100 employees.

SinoHub SCM Services

SinoHub’s supply chain management services include:

1.	Import and export services:
	·	Customs applications and declaration: bonded Customs declaration, application of import approval document, help with inspection & quarantine of the imports & exports
	·	Tax reports generation and recording
	·	Value added Tax advances and insurance (required by our customers for future rebate purposes)
	·	Certificates for paid custom tax
	·	A flexible combination of payment methods, including currency exchange.

2.	Warehouse services in Hong Kong, Shenzhen and Shanghai
	·	Inventory management
	·	Kitting, Repacking
	·	Warehouse storage and insurance

3.	Delivery services
	·	Door-to-door just-in-time delivery service
	·	Guarantee one day for Shenzhen and two day delivery for other cities in China from Hong Kong.

Our customers may access the status of their components in real time through SinoHub SCM and interact directly with our Customer Service representatives to resolve problems. The system has helped reduce errors, save cost and time and enable customers to get shorter time to market for their end products.

We believe approximately 50% of the electronic components entering China are imported at Huanggang Customs in Shenzhen. SinoHub has achieved Client Coordinator Enterprise status with Huanggang Customs (the highest status possible). This special status affords the Company priority status at Huanggang Customs and enables SinoHub to obtain Customs clearance efficiently, by allowing us to input import/export documents online, resulting in time savings of at least one hour for each order, which means faster imports and exports for our customers. To achieve Client Coordinator Enterprise status at Huanggang Customs a company must have had no incidents of undeclared goods being discovered in Customs clearance for 3 years consecutively and it must have paid RMB 100 million in value-added tax annually.  We believe that there are fewer than ten import/export companies focused on electronic components which have this status. There is currently no expiration on this status as long as these criteria continue to be met.

We believe that through providing SCM services to our customers we gain critical information about the market for electronic components used in the industries we serve, including information about price and availability.  We believe that providing these services also allows us to gain visibility and credibility in the Chinese market for electronic components for our industry. We plan to establish the SinoHub brand to be synonymous with SCM services for electronic components in China, and to complement our procurement-fulfillment services with our total SCM solution.

Unlike express forwarders, SinoHub is able to charge for its SCM services as a percentage of the value of the goods it handles. SinoHub’s processing volume for SCM services in 2008 exceeded US$300 million in inventory value processed on behalf of our customers.  We estimate that approximately 85% of all of the electronic components that are used in manufacturing in China must be imported as China’s production of electronic components is very limited at this point. Our manufacturer customers, who are all located in China, must import electronic components from outside the PRC to operate their businesses. Our supplier customers are mainly companies incorporated outside of China who have representative offices in China and supply electronic components to Chinese manufacturers. Supplier customers use our warehousing, logistics and import/export services.   Our supply chain management platform for the electronic components industry in China connects manufacturer customers, supplier customers and SinoHub in real time.

Customers

SinoHub has approximately 25 manufacturer customers. Our manufacturer customers are Chinese companies which are in the business of contract manufacturing or are design houses (currently limited to mobile phone design) in China.  These customers purchase components from us and ancillary to these purchases we also provide them procurement-fulfillment, electronic component sales and SCM services including warehousing, logistics and import/export.  Sales of components to these customers constituted approximately $74.5 million in 2008 and sales of services to these customers were $1.49 million in 2008.

SinoHub has approximately 95 supplier customers.   Our supplier customers are mainly companies incorporated outside of China which have representative offices in China and supply electronic components to Chinese manufacturers. The services we provide to our supplier customers are SCM services comprised of warehousing, logistics and import/export support.   Pricing for our supplier customers is negotiated, but on average it is about 1% of the value of the goods we handle for them.  Sales of services to these customers (which do not involve sales of components) were $3.48 million in 2008.

Company Strengths

We believe the strengths outlined below have contributed to our growth so far:

▪	specialized knowledge about component sourcing and pricing which we obtain from our supply chain management operations and use in our procurement-fulfillment and component sales business;

▪
our ability to provide one-stop-shop for our customers who wish to purchase components from us for delivery to the factory without the need to handle sourcing, import/export, or any other aspect of logistics or fulfillment;

▪
SinoHub SCM SZ’s Client Coordinator Enterprise Coordinator status with the Huanggang Customs authority, which facilitates our ability to clear shipments through Customs and enables us to permit our customers to defer payment of Value Added Tax;

▪	a strong and seasoned management team with many years experience in the electronic; components industry.

▪
a supply chain management platform for the electronic components industry in China that connects manufacturer customers, supplier customers and SinoHub in a real time, transparent environment to allow our customers to manage their own components supply chain operations with efficiency;

▪	continuous innovation of our proprietary supply chain management system to expand functionality and improve customer satisfaction; and

▪	dedication and focus on providing supply chain management services for the electronic components sector in China.

SinoHub’s Strategy

SinoHub is a complete SCM service provider in China dedicated to electronic product manufacturers, suppliers and distributors.  Our goal is to make the SinoHub SCM Platform the most effective SCM Platform for electronic components manufacturers and suppliers. To accomplish this strategy, we plan to:

▪	increase brand awareness of SinoHub as a leading electronic component sales and SCM service provider for electronic component manufacturers and distributors;

▪	continue to expand our SCM Platform and improve process efficiency. We will continue to invest in improving our processing efficiencies by enhancing our technologies and expanding our service team;

▪	optimize our SinoHub SCM software system, to create a dominant position;

▪
continue to expand the services we provide to our customers. We believe that the scope of our services differentiates us from many of our competitors. We will continue to look for ways to provide more value added services to become a best-in-class service provider; and

▪	expand our SCM Platform to locations outside China, including the United States, through strategic acquisitions. We intend to leverage our reputation to aggressively pursue strategic acquisitions.

Major Customers and Suppliers

For the year ended December 31, 2008, one customer represented 12% and one customer accounted for 10% of SinoHub’s total revenues, respectively. For the year ended December 31, 2008, two suppliers represented 6% and 5% respectively of the electronic components we purchased.  The level of sales to any customer and purchases from any supplier may vary from quarter to quarter.

SinoHub does not expect significant customer concentration to continue in the future since our customers are generally small to medium size equipment manufacturers in China.  As our business has grown our customer base has expanded and the percentage of business we do with any one customer has declined. Because procurement-fulfillment projects are based on a particular product being made, it is unlikely that new customers will have so many projects that they will become more than 10% of our revenue.

Supplies of the electronic components that we currently purchase are readily available from numerous suppliers and resellers most of whom are based overseas but have representative offices in China. Our three largest suppliers are Willas-Array, Yosun and Future Electronics, which account for 6%, 5% and 3%, respectively, of the components purchased in the year ended December 31, 2008.  Purchases are generally made based on purchase orders and we do not have any long term supply agreements. Conversely, we do not have long term contracts with our customers to buy the components from us.

Competition

We compete with a number of companies in China that sell or distribute electronic component parts and which may also offer import/export, logistics and other SCM services. We also compete with “in house” purchasing departments of large electronic component vendors, EMS providers and OEMs.  We believe that many of the distributors against which we compete provide some but not all of the SCM services that we provide. We do not believe that any other company distributing electronic components in China currently provides a complete SCM solution, although some electronic component vendors and distributors provide logistic services to their customers and we expect that our competitors will eventually seek to offer, directly or indirectly, a greater number of SCM services.  We also face competition from local import/export companies, such as Shenzhen Eternal Asia Supply Chain Company, Ltd., Shenzhen Strongjet Technology Company, Ltd. and Shenzhen Huafuyang Import and Export Company, Ltd. (HopeSea), which also offer logistics services, although none of these companies focuses exclusively on the electronic components market.  Professional freight forwarders such as Federal Express and DHL provide express delivery to customers, however, they do not provide electronic component inventory management, currency exchange, VAT invoicing, and Customs and excise tax services, and they are not focused on the electronics field.   We believe that SinoHub’s primary advantage over in-house purchasing departments is that the up-to-date sourcing and pricing knowledge which we gain from the large volume of components we handle as part of our SCM service business for suppliers and the knowledge we gain from the purchase transactions for our own component resales allows us to obtain better pricing and availability than these in-house departments in product categories such as mobile phones where the technology, pricing and availability of parts changes rapidly.  Our advantage over many electronic component distributors is that we have very detailed knowledge of what manufacturers are buying and that we have a broader knowledge of electronic component pricing from our database of parts that we import.  Many of our competitors have much greater financial resources than we do and we expect competition to grow over time and to present greater challenges for us, especially if any of our competitors were to effectively adopt the elements of our business model.

Item 1A.    Risk Factors.

Risks Related To Our Business

The industry in which we have chosen to concentrate our sales efforts is fast moving and our customers may not be successful in growing in pace with the industry.

We have chosen to concentrate our sales efforts in the fast moving mobile phone business, where the life cycles of new products can be relatively short, and our available capital limits the number of new customers we can handle at any given time. We face the risk of our customers’ growth not keeping pace with this dynamic market, whether as a result of manufacturing products for which there is lesser demand, lack of capitalization or otherwise.  In addition, given our limited resources to evaluate new customers, if we ultimately select new customers who are less successful, it will provide a smaller return on our efforts than if we select more successful customers.  Despite our requirement of non-cancelable purchase orders from our customers and our efforts to investigate the credit histories of our customers, there is no guarantee that all our customers will be able to pay for all of the goods they order.

Our management and a significant shareholder collectively own a majority of our common stock.

Collectively, our officers, directors and a single significant shareholder own approximately 51% of our outstanding common stock. As a result, investors may be prevented from affecting matters involving the company, including:

• the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

• any determinations with respect to mergers or other business combinations;

• our acquisition or disposition of assets; and

• our corporate financing activities.

Furthermore, concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in a company that is controlled by a small number of stockholders.

Changes in governmental regulations affecting the export of electronics from China may hurt our business.

While we believe that our manufacturer customers sell approximately 90% of their products in the Chinese market, to the limited extent the Company’s manufacturer customers sell overseas, factors which adversely affect export of electronic products from China may materially and adversely affect our business, financial condition, results of operations and business prospects, including regulatory restrictions, trade disputes, industry-specific quotas, tariffs, non-tariff barriers and taxes that may result in limiting exports from China.

Our business is sensitive to general economic conditions.

Our business may be negatively affected by rising labor and material costs in China and, to the limited extent the Company’s manufacturer customers sell overseas, by a downturn in general economic conditions in major importing countries and regions.

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

SinoHub’s strategy envisions a period of rapid growth that may impose a significant burden on its administrative and operational resources. The growth of SinoHub’s business will require significant investments of capital and management’s close attention. SinoHub’s ability to effectively manage its growth will require it to substantially expand the capabilities of its administrative and operational resources and to attract, train, manage and retain qualified management, technicians and other personnel.  SinoHub may be unable to do so. If SinoHub is unable to successfully manage its growth, SinoHub may be unable to achieve its goals.

SinoHub may not be able to raise the additional capital necessary to execute its business strategy, which could result in the curtailment of SinoHub’s operations.

On September 10, 2008, the Company sold 4,406,533 shares of common stock and warrants to purchase an aggregate of 2,203,256 shares of common stock to certain accredited investors in a private offering, which resulted in aggregate gross proceeds to the Company of $7,491,110.  Nevertheless, SinoHub will need to raise substantial additional funds to fully fund its existing operations and for development, component purchases and expansion of its business.  An increasingly large proportion of the Company’s business (currently approximately 43%) is procurement-fulfillment which requires the Company to have available capital to purchase components for inventory prior to reselling them to customers.  A lack of sufficient capital beyond cash on hand and funds available under the Company’s credit facilities significantly impairs the Company’s ability to take on new customers and the size of the orders the Company can take from existing customers.  SinoHub has no current arrangements with respect to sources of additional financing and the needed additional financing may not be available on commercially reasonable terms, on a timely basis, or at all. The inability to obtain additional financing, when needed, would have a negative effect on SinoHub, including possibly requiring it to curtail operations. If any future financing involves the sale of the equity securities of SinoHub, the shares of common stock held by its stockholders could be substantially diluted. If SinoHub borrows money or issues debt securities, it will be subject to the risks associated with indebtedness, including the risk that interest rates may fluctuate and the possibility that it may not be able to pay principal and interest on the indebtedness when due.

Insufficient funds will prevent SinoHub from implementing its business plan and will require it to delay, scale back, or eliminate certain of its growth plans.

The competitive pressures the Company faces could have a material adverse affect on the Company’s business.

The market for the Company’s products and services is very competitive and subject to rapid technological change. Not only does the Company compete with in-house service teams and other third-party logistics providers, it also competes for customers with distributors and with many of its own suppliers.  The Company’s failure to maintain and enhance its competitive position could adversely affect its business and prospects. Furthermore, the Company’s efforts to compete in the marketplace could cause deterioration of gross profit margins and, thus, overall profitability. The sizes of the Company’s competitors vary across market sectors, as do the resources the Company has allocated to the sectors in which it does business. Therefore, some of the competitors may have a more extensive customer base than the Company has in all or some of its market sectors or greater resources and funding to capture clients in such sectors.

SinoHub will be required to hire and retain skilled technical and managerial personnel.

SinoHub’s continued success depends in large part on its ability to attract, train, motivate and retain qualified management and highly-skilled employees, particularly managerial, technical, sales, and marketing personnel, technicians, and other critical personnel. Any failure to attract and retain the required highly-trained managerial and technical personnel who are integral to production and development and technical support teams may have a negative impact on the operation of SinoHub’s plants, which would have a negative impact on revenues. There can be no assurance that SinoHub will be able to attract and retain skilled persons and the loss of skilled technical personnel would adversely affect it.

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

We may incur significant costs to ensure compliance with United States corporate governance and accounting requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission, or the Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

SinoHub is developing and is implementing a Section 404 plan.  Before its reverse merger, the Company was a shell and had virtually no financial staff and its controls over financial reporting were ineffective. Before, during and after the reverse merger, SinoHub staff have been using controls with respect to the core business. SinoHub’s auditors have conferred with the Company and discussed their requirements. The officers of SinoHub are aware of the requirement for internal controls and believe that the internal controls SinoHub has in place are effective.  SinoHub will continue to endeavor to improve its control environment as it adds staff and grows the company, and SinoHub believes that it will be able to meet the requirements of Section 404 of the Sarbanes-Oxley Act on a timely basis.

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

Risks Related to Conducting Business in the People’s Republic of China

SinoHub’s Chinese operations subject it to certain risks inherent in conducting business operations in China, including political instability and foreign government regulation, which could significantly impact its ability to operate in such countries and impact its results of operations.

SinoHub conducts substantially all of its business in China.  SinoHub’s Chinese operations are, and will be, subject to risks generally associated with conducting businesses in foreign countries, such as:

·	changes in applicable laws and regulations– for example, Customs regulations in China are quite complicated and are subject to change;

·	challenges to, or failure of, title – should the Company purchase facilities, it is more difficult in China to perfect clear title than it is in the United States and this represents a potential risk;

·
changes in foreign economic and political conditions – to the limited extent that the Company’s manufacturer customers sell overseas, economic downturns and political instability outside of China is bad for our business. Also, since China is an export driven economy, economic downturns overseas are bad for China generally and this will have some affect on our manufacturer customers which make products for the local Chinese market;

·	export and import restrictions – as noted above, Customs regulations change frequently and such changes could have negative affects on our business;

·
tariffs, Customs, duties and other trade barriers– VAT and Customs Duty make electronic components more expensive in China (85% are imported), which makes products such as mobile phones, components of which are core to the Company’s business, more expensive in China;

·
difficulties in staffing and managing foreign operations– the number of qualified managers in China is much less than the need, therefore it is hard for the Company to hire highly qualified managers; and

·
difficulties in enforcing agreements - China’s legal system is not as fully developed as the legal system in the United States, which means there is more risk that the Company could have difficulty enforcing agreements.

To the extent that the Chinese government may in the future to require local ownership of companies to perform certain activities, the Company’s ownership structure may not permit it to accomplish all of its business objectives in China. Foreign governments also may impose additional taxes and/or royalties on our business, which would adversely affect SinoHub’s profitability. Internal unrest, acts of violence or strained relations between a foreign government and SinoHub or other governments may adversely affect its operations. These developments may, at times, significantly affect SinoHub’s results of operations, and must be carefully considered by its management when evaluating the level of current and future activity in such countries.

SinoHub holds a beneficial ownership interest in SinoHub SCM Shenzhen, Ltd. through a trust to fully comply with PRC rules and regulations. However, such arrangements may be adjudicated by relevant PRC government agencies as not being in compliance with PRC governmental regulations on foreign investment in Chinese companies and such structures may limit our control with respect to such entities.

Over 70% of the electronic components that we sell are imported into China by SinoHub SCM Shenzhen, Ltd. (“SinoHub SCM SZ”), a PRC corporation organized by our wholly-owned subsidiary SinoHub Electronics Shenzhen, Ltd., also a PRC corporation (“SinoHub Electronics SZ”).  In September 2008, SinoHub SCM SZ attained Client Coordinator Enterprise Coordinator status with the Customs authorities at the Huanggang border crossing with Hong Kong.  As a Client Coordinator Enterprise, SinoHub SCM SZ is able to achieve expedited Customs clearance of its goods that it is importing into China and may defer the payment of Value Added Tax and Customs Duty for two weeks.

The success of our current import operations in China is based in part upon this status.   If SinoHub SCM SZ were to lose its status as a Client Coordinator Enterprise for any reason, such loss of status may result in disruption of our business, diversion of management attention and the incurrence of substantial costs, and could have a material adverse effect on our results of operations and financial condition.  A change in Chinese law, such as the elimination of Value Added Tax, that impacted the benefits of our Client Coordinator Enterprise status by removing our competitive advantage of passing on to our customers the deferral in the payment of the tax we receive from such status, could have a similar material adverse effect on our results of operations and financial condition.

In order to take advantage of favorable treatment available to enterprises whose registered owners are PRC citizens under certain PRC import/export regulations, on January 30, 2008 SinoHub Electronics SZ entered into a declaration of trust with Ms. Hantao Cui, a citizen of the PRC and the spouse of our President Lei Xia, as trustee (the “Trustee”), which provided for the registration of all of the ownership interests of SinoHub SCM SZ in the name of the Trustee and the retention of all of the beneficial ownership interests in SinoHub SCM SZ by SinoHub Electronics SZ.  SinoHub Electronics SZ, as sole beneficial owner of SinoHub SCM SZ, retained all rights, title and interests in SinoHub SCM SZ, and the Trustee may only exercise those rights with respect to SinoHub SCM SZ that are expressly conveyed to the Trustee in the declaration of trust.  The declaration of trust did not convey to the Trustee any authority to encumber the ownership interests in SinoHub SCM SZ.  In general, the Trustee may not undertake any actions under the declaration of trust with respect to SinoHub SCM SZ unless it first receives instructions from SinoHub Electronics SZ, and the Trustee has agreed to, among other things, (i) vote its interests in SinoHub SCM SZ as directed by SinoHub Electronics SZ, and (ii) deliver all payments, distributions and other economic benefits received with respect to its interest in SinoHub SCM SZ to SinoHub Electronics SZ.

We believe that our operations in China through and by SinoHub Electronics SZ and SinoHub SCM SZ are valid under current PRC laws and regulations.  However, many PRC import/export laws and regulations are relatively new and as the PRC legal system continues to rapidly evolve, the interpretations of many PRC laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties. We cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, the preemption of local regulations by national laws, or the overruling of local government’s decisions by the superior, national government.  If we are required to restructure our operations to comply with new PRC laws or regulations, there can be no assurance that SinoHub SCM SZ would be able to preserve its status as a Client Coordinator Enterprise.  Although the declaration of trust agreement between SinoHub Electronics SZ and the Trustee allows SinoHub Electronics SZ to purchase SinoHub SCM SZ at any time, there can be no assurance that such acquisition also would not result in the loss of SinoHub SCM SZ’s Enterprise Coordinator status.

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

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and Chinese Renminbi (RMB) and between those currencies and other currencies in which our sales may be denominated, because substantially all of our earnings and cash assets are denominated in RMB.  In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Although we have no current intention to pay any dividends in the foreseeable future, fluctuations in the exchange rate would also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Currently, all of the components we sell to our Chinese customers are imported.  In the event that the U.S. dollar appreciates against RMB, our costs will increase.  If we cannot pass the resulting cost increases on to our customers, our profitability and operating results will be adversely affected.

We may be restricted from exchanging RMB to other currencies in a timely manner.

At the present time the RMB is not an exchangeable currency. The Company receives nearly all of its revenue in RMB, which may need to be exchanged to other currencies, primarily U.S. dollars, and remitted outside of the PRC. Effective from July 1, 1996, foreign currency “current account” transactions by foreign investment enterprises, including Sino-foreign joint ventures, are no longer subject to the approval of State Administration of Foreign Exchange, or SAFE, but need only a ministerial review, according to the foreign exchange regulations. Current account items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services. Distributions to joint venture parties also are considered a current account transaction. Other non-current account items, known as capital account items, remain subject to SAFE approval. Under current regulations, the Company can obtain foreign currency in exchange for RMB from swap centers authorized by the government. The Company does not anticipate problems in obtaining foreign currency to satisfy its requirements; however, there is no assurance that foreign currency shortages or changes in currency exchange laws and regulations by the PRC government will not restrict the Company from exchanging RMB in a timely manner. If such shortages or changes in laws and regulations occur, the Company may accept RMB, which can be held or reinvested in other projects.

Our subsidiaries and affiliated Chinese entities in China are subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.

SinoHub’s operating subsidiaries in China generate substantially all of the company’s consolidated revenues.  To repatriate the cash generated to the US-based parent, these subsidiaries would need to declare a dividend or make some other type of payment to the US-based parent.  Current PRC regulations permit our subsidiaries to pay dividends to us only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our subsidiaries in China are required to set aside at least 10% of our annual after-tax profits determined in accordance with PRC GAAP in a statutory general reserve fund until the amount in such fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Further, if our subsidiaries and affiliated Chinese entities in China incur debt on their own behalf, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us, which may restrict our ability to satisfy our liquidity requirements. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

We are a holding company, and all of our assets are located in the People’s Republic of China. In addition, some of our directors and officers are non-residents of the United States and all or a substantial portion of the assets of these non-residents are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon these non-residents, or to enforce against them judgments obtained in United States courts, including judgments based upon the civil liability provisions of the securities laws of the United States or any state.

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

Risks Related to Ownership of SinoHub Common Stock

There can be no assurance that a liquid public market for our common stock will exist in the future.

Although our common stock is eligible for quotation on the OTC Bulletin Board, very few shares trade on a regular basis and there may not be a significant market in our common stock in the future. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system.  The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. There can be no assurance that a regular and established market will be developed and maintained for our common stock. There can also be no assurance as to the strength or liquidity of any market for our common stock or the prices at which holders may be able to sell their shares.

It is likely that there will be significant volatility in the trading price.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies has experienced wide fluctuations that have not necessarily been related to the operations, performance, underlying asset values or prospects of such companies.  For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control.  If our business development plans are successful, we may require additional equity financing to continue our growth and our success in raising additional equity capital could be affected by such volatility.  Market prices for our common stock will be influenced by many factors and can be expected to be subject to significant fluctuations in response to variations in our operating results and other factors. Our stock price will also be affected by the trading price of the stock of our competitors, investor perceptions of SinoHub, interest rates, general economic conditions and those specific to our industry, developments with regard to SinoHub’s operations and activities, our future financial condition, and changes in our management.

Our shares of common stock are currently subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The trading price of the common stock has remained been below $5.00. Since our common stock trades below $5.00 per share, trading in the common stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), related to any trades involving a “penny stock” (defined generally, any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions).  These rules impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). These rules require additional disclosure by broker-dealers in connection with any trades involving a “penny stock” and a two business day “cooling off period” before brokers and dealers can effect transactions in penny stocks. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. These, and the other burdens imposed upon broker-dealers by the penny stock requirements, could discourage broker-dealers from effecting transactions in our common stock which could severely limit the market liquidity of our common stock and the ability of holders of our common stock to sell it.

We do not intend to pay dividends.

We have not paid any cash dividends on any of our securities since inception and we do not anticipate paying any cash dividends on any of our securities in the foreseeable future.

Future sales of our securities, or the perception in the markets that these sales may occur, could depress our stock price.

As of December 31, 2008, we had issued and outstanding approximately (i) 24,501,989 shares of common stock, warrants for 2,511,712 shares of common stock and options exercisable for 660,175 shares of common stock.  These securities will be eligible for public sale only if registered under the Securities Act or if the stockholder qualifies for an exemption from registration under Rule 144 or Rule 701 under the Securities Act, or other applicable exemption. In addition, an aggregate of 398,093 shares of SinoHub common stock subject to Lock-Up Agreements entered into among such holders and SinoHub in connection with the Merger have lock-up restrictions that will expire on May 14, 2009.  An additional 2,100 shares of SinoHub common stock subject to Lock-Up Agreements entered into among the holders of such shares and SinoHub in connection with the issuance of an aggregate of 1,900 shares of common stock to such holders to enable them to own a round lot of shares of SinoHub common stock have lock-up restrictions that will expire on July 18, 2009, and a further 6,078,827 shares owned by our President and by our CEO subject to Lock-Up Agreements between the President and CEO and the placement agent for our September 2008 private placement have lock-up restrictions that will expire on the first anniversary of the date on which the registration statement described below becomes effective.  The holders of an aggregate of 7,352,750 shares of SinoHub common stock issued in respect of SinoHub International’s Series A, B and C Convertible Preferred Stock in connection with the reverse merger were entitled to piggy back and demand registration rights with respect to the shares of SinoHub International common stock into which such preferred stock was convertible pursuant to the terms of certain Stock Purchase Agreements entered into among SinoHub International and such holders.  While we do not believe that these rights extend to the shares of SinoHub common stock received by such holders in the Merger, it is possible that such holders may take a different view, and there can be no guarantee that, if they choose to litigate the matter, a court would find in our favor.  The Company has filed a registration statement on Form S-1 to register for resale an aggregate of 5,202,627 shares of outstanding common stock and 2,203,256 shares of common stock issuable upon exercise of outstanding warrants, including the 398,093 shares subject to the lock-up expiring on May 14, 2009 (which lock-up does not apply to resales made pursuant to the registration statement).  The market price of our capital stock could drop significantly if the holders of the shares being registered in that registration statement sell them or are perceived by the market as intending to sell them. Moreover, to the extent that additional shares of our outstanding common stock are either registered for resale or Rule 144 or an exemption from registration becomes available to the holders of such shares, and such shares are sold or the holders of such shares are perceived as intending to sell them, the market price of our capital stock could drop further. These factors also could make it more difficult for us to raise capital or make acquisitions through the issuance of additional shares of our common stock or other equity securities.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not currently own any real property.  We lease the real properties described below.

Corporate Office. We lease 27,600 square feet of combined office and warehouse space located at 6/F, Building 51, Road 5, Qiongyu Blvd., Technology Park, Nanshan District,, Shenzhen 518053, People’s Republic of China. This location is our corporate headquarters. We occupy this facility under a lease that commenced on August 10, 2008 and ends on August 30, 2013. The base rent for this facility is approximately $12,690 per month for the first three years of the lease term.

Import/Export Department Office near Huanggang Customs. We lease 1,076 square feet of office space located at Unit 1904, Huang Cheng Guang Chang Da Sha, Rd. Huanggang, Futian District, Shenzhen, People’s Republic of China. We occupy this facility under a lease that commenced on May 16, 2008 and ends on May 16, 2010. Our monthly rental cost is about $805.

Shanghai Pudong Facility. We lease approximately 12,084 square feet of office and warehouse space at 3rd floor, No. 796 YunShang Road, Pudong district, Shanghai, PRC 201206 for a monthly rental of about $3, 750. We occupy this facility under a lease that commenced on March 23, 2006 and ends on March 22, 2011.

Shanghai Wai Gao Qiao Facility. We lease approximately 6,448 square feet of warehouse space at D, Floor 5, Building 5, No. 350 XiYa Road, WaiGaoQiao Free Trade Zone, Shanghai, PRC 200131 for a monthly rental of approximately $2,240. We occupy this facility under a lease that commenced on June 1, 2008 and ends on May 31, 2011.

Hong Kong Facility. We lease approximately 26,500 square feet of warehouse space at Unit B, 17th Floor, Tins Plaza, 3 San On Street, Tuen Mun, N.T. Kowloon, Hong Kong SAR for a monthly rental of about $14,996. We occupy this facility under a lease that commenced on July 2, 2008 and ends on June 1, 2011.

Item 3.    Legal Proceedings.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

SIHI common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol “SIHI” Presented below is the high and low closing bid information of SinoHub’s common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. No bid quotations were available for any of the quarterly periods for the year ended December 31, 2007.  All quotations prior to July 18, 2008 were under the name of the Company’s predecessor, Liberty Alliance, Inc., under the symbol “LBTI.”

	SinoHub COMMON STOCK
	HIGH		LOW
FISCAL YEAR ENDING DECEMBER 31, 2008:
Fourth Quarter		$2.74		$1.02
Third Quarter		$3.15		$2.50
Second Quarter		$3.15		$2.80
First Quarter	$	N/A	$	N/A

Our common shares are issued in registered form. The registrar and transfer agent for our shares is:

Interwest Transfer Co. Inc.
1981 Murray Holladay Road, Suite 100
Salt Lake City, UT  84117
Telephone: 801-272-9294
Facsimile: 801-277-3147

Securities authorized for issuance under equity compensation plans

Information regarding our equity compensation plans required by this item is incorporated by reference to the information appearing under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Holders

As of December 31, 2008, there were approximately 550 holders of record of our common stock.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

The following securities were issued within the past three years and were not registered under the Securities Act of 1933.  Shares issued to SinoHub’s shareholders were not registered under the Securities Act of 1933, as amended (“Securities Act”) in reliance upon the exemption from the registration requirements provided in Section 4(2) of, or the safe harbor from such registration provided by Regulation S, promulgated under the Securities Act.

Issuances of SinoHub International Securities

The following issuances of securities were made by SinoHub International prior to the Merger:

During April 2006, the Company issued 74,369 shares of common stock for services to third parties at fair value of $7,000.

During May 2006, the Company issued 956,166 shares of common stock to third parties for cash of $100,000.

During June 2006, the Company issued 1,062,407 shares of common stock to the spouse of the President in consideration for the forgiveness of $1,000,000 in outstanding debt.

During May 2007, the Company issued 371,842 shares of common stock for services to the spouse of the CEO at fair value of $43,000.

During May 2007, the Company issued 956,166 shares of common stock to the former Chief Financial Officer. The shares were valued at the market price on the date of issuance yielding an aggregate fair value of $109,000.

During November 2007, the Company issued 69,057 shares of common stock for services to third parties at fair value of $7,865.

On March 20, 2007, a former employee exercised his stock options to purchase 7,813 shares of common stock for $781.

On June 8, 2007, a former employee exercised his stock options to purchase 2,500 shares of common stock for $250.

On November 12, 2007, a warrant to purchase 148,537 shares was exercised for common stock. The warrant was initially issued for services on November 12, 2006 and was exercisable at $0.11 per share of the Company’s common stock. The warrant was determined to have a total market value of $9,000 using the Black-Scholes option pricing model.

On November 19, 2007, a former director exercised his non-qualified stock option to purchase 36,520 shares of common stock for $3,438. The option to purchase 53,120 common shares was initially issued on January 19, 2005.  The remaining part of the option to purchase 15,625 common shares expired and was forfeited.

On December 5, 2007, a director exercised his non-qualified stock option to purchase 53,120 of common stock for $2,500. The option was initially issued on June 1, 2001.

On December 28, 2007, a stockholder exercised his warrant to purchase 130,451 shares of common stock for $15,000. The warrant was initially issued for services on January 27, 2007 and was exercisable at $0.11 per share of the Company’s common stock.

During November and December 2007, the Company sold 1,699,852 of Series C Convertible Preferred Stock for $1,330,000. The shares were sold to four accredited investors.

Issuances of Liberty Alliance Securities

The following issuances of securities were made by Liberty Alliance prior to its merger with SinoHub:

In June 2006, Liberty Alliance issued 5,714,286 shares of restricted common stock to Lorikeet, Inc., a company controlled by Steven L. White, its principal stockholder and sole officer and director prior to the merger with SinoHub, for $20,000.

In June 2006, the Company issued 142,858 shares of restricted common stock to a non-affiliate investor for $2,500 and an additional 142,858 shares to another non-affiliate investor for $2,500.  In September of 2006, all of these shares were re-purchased by the Company.

In February 2007, the Company issued 142,858 shares of restricted common stock to a non-affiliate investor for $2,500 and an additional 142,858 shares to another non-affiliate investor for $2,500.

All of the shares issued by Liberty Alliance were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act and no commissions were paid relating to any of the securities issued.

Issuances of Company Securities

The following issuances of securities were made by the Company in connection with or subsequent to the Merger:

Pursuant to the Agreement and Plan of Merger, on May 14, 2008, we issued 18,490,000 shares of our common stock to the former stockholders of SinoHub, Inc. (approximately 46 holders).  Such securities were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration, in part pursuant to Regulation S and Regulation D under the Securities Act of 1933 and in part pursuant to Section 4(2) of the Securities Act of 1933.  We made this determination based on the representations of the stockholders of SinoHub, Inc. that such stockholders were either (a) "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Act, and that such stockholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the entities and individuals understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Upon the closing of the merger, we also issued 510,000 shares of the Company’s common stock to certain consultants for services rendered in connection with the Merger.  The vast majority of these shares were issued to a consultant, JCGlobal Capital Partners LLC, who provided consulting services to help the company engage SEC counsel and investment bankers in the process of the Company’s Chinese operations becoming part of a public entity through a reverse merger and raising a private investment in public equity. In particular, JCGlobal advised SinoHub International directly in consummating a reverse merger involving Liberty Alliance, a NASD over-the-counter bulletin board shell company.

Between August 6, 2008 and November 19, 2008, we issued an aggregate of 1,900 shares of the Company’s common stock to odd lot holders in order to bring their holdings up to round lots.  The holders were all holders of the shares of the Company’s common stock prior to the Merger but who otherwise had no relationship with the Company.  The sole consideration for the shares was the execution and delivery of lock-up agreements by these stockholders pursuant to which they agreed to lock up their shares until July 18, 2009.  The issuances were completed as a private placement exempt from registration pursuant to Section 4(2) of the Securities Act consistent with the relevant criteria established in SEC v. Ralston Purina Co., 346 U.S. 119 (1953), and its progeny.  The shares were issued to a total of ten natural persons who acquired the shares for themselves or as trustees or guardians for other entities or persons.

On September 10, 2008, the Company entered into and closed  a Securities Purchase Agreement with certain accredited investors named therein (“PIPE Investors”) in a private offering (the “Offering”) for an aggregate of (i) 4,406,533 shares of common stock, (ii) three-year warrants to purchase an aggregate of 1,101,628 shares of common stock at an exercise price of $2.15 per share and (iii) five-year warrants to purchase an aggregate of 1,101,628 shares of common stock at an exercise price of $3.00 per share, which resulted in gross proceeds to the Company of $7,491,110.

Global Hunter Securities, LLC (“Global Hunter”) acted as placement agent with respect to the Offering and received a cash fee of $524,378 (equal to 7% of the gross proceeds of the Offering) and warrants to purchase an aggregate of 308,457 shares of common Stock (equal to 7% of the number of shares of common stock issued in the Offering), with 154,228 shares at an exercise price of $2.15 per share and 154,229 shares at an exercise price of $3.00 per share. In addition, through December 10, 2009, Global Hunter is entitled to (i) serve as lead underwriter or exclusive placement agent to the Company for any equity financing and (ii) serve as exclusive financial advisor and may receive fees in the event of an extraordinary transaction with certain entities introduced to the Company by Global Hunter.

The warrants issued in the Offering may be exercised, at the option of the holder, by cash payment of the exercise price or by “cashless exercise” (in which case the Company will not receive additional proceeds) if after six months from the date of original issuance a registration statement permitting the PIPE Investors to resell the warrant shares is not then effective or the prospectus is not then available for the resale of the warrant shares. The warrants also provide the holder with anti-dilution price protection.

The common stock and warrants described above were offered and sold solely to “accredited investors” in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  In connection with the sale of these securities, the Company relied on each of the Investors' written representations that it was an "accredited investor" as defined in Rule 501(a) of the Securities and Exchange Commission.  In addition, neither the Company nor anyone acting on its behalf offered or sold these securities by any form of general solicitation or general advertising.

In October 2008, the Company issued 22,200 shares for services to employees at fair value of $50,000 pursuant to the Company’s 2008 Stock Plan in reliance on the exemption from registration afforded by Rule 701 promulgated under Section 4(2) of the Securities Act.

Except as expressly set forth above, the individuals and entities to which we issued securities as indicated in this section of the Form 10-K are unaffiliated with us.

Repurchase of Equity Securities

None.

Item 6.  Selected Financial Data

Not applicable.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is based on, and should be read in conjunction with our consolidated financial statements, which are included elsewhere in this Form 10-K.  Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking.  These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors.  Actual results could differ materially because of the factors discussed in “Risks Factors” elsewhere in this Form 10-K, and other factors that we may not know.  All amounts are expressed in United States dollars.

The following discussion and analysis is based on, and should be read in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. Actual results could differ materially because of the factors discussed in “Risk Factors” above and elsewhere in this Form 10-K, and other factors that we may not know. All amounts are expressed in United States dollars.

OVERVIEW

Our Business

SinoHub, Inc. (the “Company”) is engaged in electronic component sales and electronic component supply chain management (SCM) services. Our electronic component sales include procurement-fulfillment and individually negotiated electronic component sales to manufacturers. We deal only in original parts in original packing and do not alter or modify the parts in any way.  Accordingly, any quality issues with respect to the parts would be the responsibility of the manufacturer of the parts, and we provide no warranties with respect to the components we sell.  Our SCM services include warehousing, logistics and import/export. At present all of our component sales and SCM services occur in the PRC and Hong Kong.

Procurement-fulfillment starts when our manufacturer customer enters their bill of materials including default supplier and price for each electronic component into our proprietary, SCM online software system named “SinoHub SCM” for a project (for example, the production of 50,000 mobile phones). SinoHub then tries to find better pricing on each component than the target price set by the customer enabling the Company to make a margin on the purchasing of the components. Then the electronic components are ordered and received in SinoHub’s Hong Kong warehouse. When the bill of materials is complete, the customer can order just-in-time shipping of the components to their factory floor.

Electronic component sales are driven by SinoHub’s in-house sales representatives who find arbitrage opportunities by looking at the pricing in our database of all of the electronic components we have ever imported.  The database contains the price at which the part was imported, the quantities imported and descriptive information regarding the characteristics of the components and is updated in real time.

The Company provides SCM services to electronics manufacturers and component suppliers in the PRC).  Our professional Supply Chain Management platform integrates SinoHub SCM, logistics service centers located in key distribution/manufacturing cities in the PRC, and a service team of over 100 employees.

As a seller of electronic components and an electronic component supply chain management service provider, we manage all aspects of the purchase and movement of electronic components from their receipt from suppliers in our Hong Kong warehouse to their import into China and delivery to a manufacturer. We also handle the export of the finished goods when that is required. Roughly seventy percent (70%) of our business with manufacturer customers is related to mobile phones. The components we source in this vertical market change rapidly as the technology changes very quickly. This actually helps our business because it means that there are many more opportunities for price discrepancies than there are in vertical markets, such as refrigerator manufacture, where the same components are used year in and year out.

Each mobile phone built by one of our customers contains between 100 and 200 electronic components that have an aggregate resale value of between $15 and $30. At present, our business mix is weighted toward the lower end of the scale (the high end is “smart” phones) with the average purchase price of the electronic components that go into a phone one of our customers would make being around $20. We have customers who make hundreds of thousands of phones per month. In the past, we have only been able to handle part of their business because of liquidity constraints (our procurement-fulfillment business requires us to have available capital to purchase components for inventory prior to reselling them to customers). However, we are currently seeking to increase our business with several customers who want to give us the opportunity to supply them with components for a larger share of their business.

In the last three years, mobile phone components have accounted for approximately 70% of our business and network equipment components have accounted for approximately 15% of our business. We expect these percentages to grow slightly in 2009 as we focus on these two vertical markets.  We believe that 90% of our manufacturer customers in these areas sell their products into the local Chinese market. As a result, we have yet to feel much effect from the global economic downturn because demand has remained strong for these products in China. Because sales of mobile phones typically spike around Chinese New Year which always occurs in either January or February, the fourth calendar quarter is usually our biggest volume quarter. Normally, the first quarter is our weakest quarter because of this long holiday, with the second and third quarters showing consecutive increases. A typical pattern of revenue for our Company would be 15%, 20%, 25% and 40% for the first through fourth quarters respectively. 2008 proved to be an exception as the third quarter was a robust quarter because of some delayed business coming over from the prior quarter and unusually strong demand.

The only inventory SinoHub carries is electronic components that we are staging for procurement-fulfillment projects. We do not buy components without a corresponding customer order to purchase the components.  In 2008, SinoHub had three customers, all in the mobile phone business, who accounted for 12%, 10% and 7% of our revenue respectively.  We expect this concentration to go down as our business expands. We do not have backlog orders, but with the successful completion of each procurement-fulfillment project and component sale, we look for repeat orders from these customers.

History and Basis of Reporting

SinoHub, Inc. (formerly known as Liberty Alliance, Inc.) is a Delaware corporation, originally incorporated in Utah in 1986, and subsequently merged and reorganized as Liberty Alliance, Inc. in Delaware in 1991.  In May 2008, Liberty Alliance, Inc., its wholly-owned subsidiary SinoHub Acquisition Corp., SinoHub, Inc., and Steven L. White, the principal stockholder of Liberty Alliance, entered into an Agreement and Plan of Merger pursuant to which SinoHub Acquisition Corp. merged with and into SinoHub, Inc. and SinoHub, Inc. became a wholly-owned subsidiary of Liberty Alliance.  After completion of the merger, the original stockholders of Liberty Alliance held approximately 6% of the issued and outstanding shares of Liberty Alliance common stock on a fully diluted basis and the former stockholders of SinoHub, Inc., including the shares issued to consultants for services rendered in connection with the merger, held approximately 94% of Liberty Alliance issued and outstanding shares of common stock.

Subsequent to the completion of the merger, on July 18, 2008, Liberty Alliance amended its certificate of incorporation to change its name to SinoHub, Inc. and effect a 3.5-to-1 reverse stock split of all issued and outstanding shares of its common stock.

For financial reporting purposes, the reverse takeover of the Company has been accounted for as a recapitalization of the Company with SinoHub International as the accounting acquirer whereby the historical financial statements and operations of SinoHub International became the historical financial statements of the Company, with no adjustment of the carrying value of the assets and liabilities. When we refer in this Form 10-K to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of SinoHub International on a consolidated basis unless the context suggests otherwise.

Business Operations

In the process of importing electronic components for our customers, SinoHub records the price, manufacturer, lead time and supplier name information for each part number in a database.  The Company’s business operations use data contained in this database to source electronic components for our manufacturer customers at the lowest price indicated.  We also use the same infrastructure we use to provide SCM services to our supplier customers (e.g. we use the same warehouses, trucks, import/export staff, third party freight forwarders) for our electronic component sales activities.  We import electronic components into China and deliver them inside China.  As a part of the procurement-fulfillment process, we assemble all of the electronic components needed to make the device in our warehouse in Hong Kong.  After all parts related to a customer’s order have been assembled, we deliver the parts to the customer’s factory floor in the PRC.  Even though we derive only about 6% of our revenue from our SCM business, it is invaluable because it provides the information and the infrastructure that supports our procurement-fulfillment and electronic component sales.

The Company offers SCM customers the use of the SCM Platform under a fee based program where customers outsource the supply chain process to SinoHub, while retaining title to inventory, receivables, and commitments on supplier payables.  SinoHub provides the customer a complete SCM solution that includes importing and exporting services, facilitating Customs clearance, performing warehouse and distribution functions, and enabling foreign currency settlements through SinoHub’s banking relationships and its licensed qualifications as a Client Coordinator Enterprise in China.

The Company also provides a procurement-fulfillment program for customers that integrates the use of the SCM platform with inventory procurement, handling, and distribution, as well as payment terms, if required.  Customers may require “order fulfillment” services, where the customer outsources its electronic component purchasing process and specifies suppliers at pre-negotiated costs, and SinoHub receives a negotiated fee from its customer for services related to handling the purchasing, and for managing and financing the inventory through the supply chain.  Additionally, customers may request “order procurement” services, where SinoHub sources and procures electronic components from the marketplace, and then resells the components to its customers at negotiated prices that include the component cost, supply chain management, and financing, if necessary. It is possible that a customer would only use fulfillment services, but using procurement services implies the use of fulfillment services too. Currently we do not have any customers who only use fulfillment services.  In all cases, the procurement-fulfillment program provides customers with a streamlined management process for navigating all importing, Customs, warehousing, and delivery challenges, while addressing key objectives for working capital, inventory levels, order fill rates, and transaction costs.

SinoHub also supports customers by providing a sourcing channel for electronic components that are not part of a specific SCM or procurement-fulfillment program.  In these cases, SinoHub utilizes its industry knowledge and relationships with components suppliers and manufacturers to source products at competitive prices and within time constraints.  SinoHub responds to these “spot” orders from customers, sources the product, confirms pricing, and executes delivery.  Customers are required to pay on delivery of product.

Our biggest competition in the procurement-fulfillment and component sales businesses where we make 94% of our revenue comes from electronic component distributors, and in-house purchasing departments of EMS providers and OEMs. We do have a few competitors such as Shenzhen Eternal Asia, HopeSea and Strongjet, but none of these companies focus exclusively on electronic components and none of them has an online SCM system with the functionality of SinoHub SCM.

Consolidated Results of Operations

The Company derives revenue and gross profit primarily from sales of electronic components and fees associated with the provision of SCM services.

The Company reports revenue from supply chain management services and electronic components sales.  Revenues for supply chain management services are earned from both the SCM and procurement-fulfillment programs and are primarily based on a percentage of inventory value handled for a customer.  The Company recognizes revenue from SCM services when the services are provided.  Revenue from electronic components sales is based on quoted prices and is recognized at the time of shipment to customers.  Sales are recorded net of discounts and allowances.  In all cases, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services rendered, the sales price is determinable, and collectability is reasonably assured.

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

SCM pricing is negotiated based on a percentage of the value of the goods handled.  For procurement-fulfillment and electronic component sales the Company makes a margin based on the difference between the price at which it buys electronic components and the price at which it sells these parts to the customer.  The margin SinoHub makes on this business varies based on the rapidly changing prices in the market into which the SinoHub SCM database give the Company a unique window.

Selling, general and administrative expenses include salaries paid to employees, employee related expenses, professional fees, marketing costs, technology costs, sales commissions, depreciation, rent, and related office and facility expenses.

Fiscal Years Ended December 31, 2008 Compared to December 31, 2007:

Overall Results

The company reported net income for the year ended December 31, 2008 was $8.5 million compared to $3.5 million in the prior year, an increase of 143%.

Net Sales

Net sales for the year ended December 31, 2008 was $79.5 million, up 176% from $28.8 million recorded in the prior year.  The Company reports net sales on the basis of two business categories, supply chain management services and electronic component sales.  In the year ended December 31, 2008, net sales of supply chain management services increased 138% to $5.0 million from $2.1 million in the prior year.  This increase was primarily based on the addition of nine large manufacturer customers who, we believe, were attracted to SinoHub by our online software system, SinoHub SCM.  In the year ended December 31, 2008, net sales of electronic components increased 179% to $74.5 million from $26.7 million in the prior year.  We believe that the main driving force behind this increase was the Company’s ability to obtain from its supplier customers better pricing for its manufacturer customers than they were able to achieve on their own, and new functionality in SinoHub SCM, such as online bill of material management and the use of bar codes to pre-sort components for processing, that made it easier for manufacturer customers to operate their supply chains.

Growth was supported by additional access to financial resources and bank borrowings during  2008.  In particular, the Company raised net proceeds of $1.3 million at the end of 2007 and $6.5 million in September 2008 from sales of new equity that was put to use financing additional procurement-fulfillment projects and increased component sales in 2008, and the Company was able to expand its bank lines with both China Construction Bank and China Industrial Bank.

Gross Profit

The Company recorded gross profit of $16.2 million in the year of 2008 compared with $6.7 million in the prior year.  The gross profit margin for the year of 2008 decreased to 20.4% from 23.2% in the prior year.  Gross margins are under pressure as a result of growth in larger procurement-fulfillment projects where the mix of components and competitive pricing configurations result in lower margins.  While positive profit trends are expected as the Company’s sales grow, the trend toward lower gross profit margins may continue as the Company pursues and wins new business opportunities.  In particular, in the Company’s electronic components sales business, as volume increases, gross margins may tend to gradually decline because the occasional opportunity for us to make a very high margin transaction caused by a large price discrepancy between what the Company buys a component for and its sales price will not have as dramatic an effect on the overall gross profit earned for the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 65% to $3.8 million in 2008 from $2.3 million in 2007 to support the general growth in sales and expanded operations.  These expenses were approximately 6% of revenues in the year of 2008 compared to 8% in the prior year as the Company experienced favorable leverage on infrastructure and operating expenses while sales increased.  For example, the 138% increase in net sales of SCM services and the 179% increase in net sales of electronic components in the year of 2008 were accomplished with an average of 91 employees versus 61 employees in the prior year, a 49% increase in average number of employees.

Income from Operations

The Company recorded income from operations of $10.8 million in the year of 2008, as compared with operating income of $4.0 million in the prior year.

Income Taxes

The Company’s effective tax rate was 20.2% in the year of 2008 compared to 12.7% in 2007.  The statutory tax rate in the PRC of 25% in 2008 and 33% in 2007 was reduced in both periods by favorable tax preferences experienced by the Company’s operations in special economic zones as designated by the Chinese government.  The trend toward a higher effective tax rate is expected to continue as preferences lapse over time.  The Chinese government recently lowered the corporate income tax rate from 33% to 25%.  In Shenzhen, where the Company does most of its business, the special economic zone status means the corporate income tax rate for 2008 was 18% and, barring further changes, it will be 19% in 2009.  The stated intention of the Chinese government is to gradually increase the corporate tax rate in special economic zones such as in Shenzhen to the national level, which is 25% at present. Income tax estimates in interim periods have varied as the Company has adjusted provisions and accruals in light of actual tax filings.

Foreign Currency Translation Gain and Comprehensive Net Income

The Company reported foreign currency translation gains of $541,000 in the year of 2008, compared with foreign currency translation gains of $285,000 in the prior year as the increase in value of the RMB versus the USD continued.  Comprehensive net income (net income plus foreign currency translation gains) was $9.0 million in the year of 2008 compared with $3.8 million in the prior year.

CONSOLIDATED FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

The Company’s strategic plans include continued expansion and support of our SCM Platform (consisting of SinoHub SCM, key service centers in Hong Kong, Shenzhen, and Shanghai, and a supply chain management service team providing real time support) and electronic component sales, including procurement-fulfillment programs.  As a result of the working capital investments necessary to support these plans, the Company will continue to require cash and financing resources to meet and exceed its objectives. The Company’s cost of capital increased with the private financing we closed on September 10, 2008 for net proceeds of approximately $6.5 million. Since gross proceeds were approximately $7.5 million, the cost burden of $1 million represented 13.3%.  Our cost of capital with China Construction Bank and Industrial and Commercial Bank of China was approximately 6% at December 31, 2008.  Most of the working capital the Company intends to raise in the near to medium term is expected to come from Chinese banks, which, to date, have not been affected by the global credit crisis nearly as much as the US and European banks.  While there can be no assurance that we will not experience a problem in the future, to date we have not had any collection problems with any procurement-fulfillment project funded.  We may also seek to raise additional capital in public or private equity offerings.

We believe that SinoHub’s procurement-fulfillment and electronic component sales business can be expanded with additional funds depending on how quickly we can build out new infrastructure and hire additional staff.  This is because the electronics business in China is very large relative to the size of the Company’s business.  Additional working capital would enable us to purchase more electronic components from our suppliers, which should lower our costs, and thus enhance our profitability.  Increased volume would also likely enable the Company to get favorable terms from suppliers which would lower our need for additional financing from third parties.  Moreover, the addition of warehouse space to support the Company’s growth will require capital investment.  Accordingly, if SinoHub is unsuccessful in raising additional working capital, the Company’s growth will be adversely affected.

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

At December 31, 2008 and December 31, 2007, the Company had cash and cash equivalents of $5.9 million and $4.3 million, respectively.  During the year of 2008, the net amount of cash used in the Company’s operating activities was $6.4 million, the net amount of cash provided by investing activities was $5.0 million, and the net amount of cash provided by financing activities was $2.6 million.  Exchange rate changes increased cash flow effects by $344,000 in 2008.

The Company must generally pay the purchase price of electronic components for procurement-fulfillment customers and then recoup the purchase price from the customer upon delivery.  We only purchase standard components which are readily saleable.  When a manufacturer customer gives us a procurement-fulfillment project, the customer inputs a bill of materials with their supplier and price information into SinoHub SCM.  Our job is to purchase these electronic components, substituting our suppliers if we can get a better price and, when we have the entire bill of materials assembled, import the components into China and deliver the components to the customer’s factory floor. Our typical procurement-fulfillment sale to a customer requires the customer to post a deposit of 15% to 20% of the cost of the components and we generally provide 30 day payment terms.  The terms begin when the project is approved, but SinoHub does not actually pay for the components until we receive them and in some cases we receive terms from the suppliers, with our cost of borrowing of approximately 0.5% per month in the year of 2008.

Cash Flows from Operating Activities

The Company maintains a significant investment in working capital, primarily accounts receivable and inventories. Accounts receivable and inventories represented approximately 74% and 42% of total assets at December 31, 2008 and December 31, 2007, respectively.

The net amount of cash used in the Company’s operating activities during the year of 2008 was $6.4 million, which primarily included earnings from operations that were more than offset by investments in accounts receivable and inventory to support the Company’s business growth.  In addition, accounts payable reductions were made during the period to enable the Company to get favorable terms with suppliers.  In the prior year period, net cash provided by operating activities was $2.1 million as cash flow from income was largely offset by investments in receivables as well as certain deposits with customers as procurement-fulfillment projects where completed.

Cash Flows from Investing Activities

The net amount of cash generated by investing activities during the year of 2008 was $5.0 million primarily the result of a release of restricted cash as the Company settled bank notes under letters of credit that required restricted cash balances.  In the prior year period, investing activities used $5.6 million of cash due to the restricted cash buildup.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during the year of 2008 was $2.7 million, which included a private placement stock offering in the third quarter with gross proceeds of $7.5 million, proceeds from bank borrowings of approximately $2.1 million, and an amount of $1.6 million due from a related party offset by payments on bank loans of $7.3 million, expenses associated with the private placement of $1 million, and Note repayments of $251,000. The related company, GenNext Technology, Ltd., a company owned jointly by the Chairman and the President of the Company, which is based in Hong Kong, assisted the Company by facilitating certain foreign exchange transactions, and settled obligations to certain suppliers on behalf of the Company, and collected certain customer remittances on behalf of the Company. Over the course of the fourth quarter of 2008, the activities which were previously being conducted solely by GenNext Technology, Ltd. were transferred to B2B Chips, a wholly owned subsidiary of the Company that was used to conduct the Company’s Hong Kong business as it achieved the required assignment of customer contracts and bank accounts to support the necessary foreign exchange transactions.  In the prior year period, cash flow from financing activities of $4.4 million included advance payments by investors of $1.4 million in connection with equity offerings that closed in November and December of 2007, and bank borrowing proceeds of $6.6 million, offset by Note repayments of $516,000 and reductions in related company payables to GenNext of approximately $3.1 million.

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

Concentrations and Risks

Substantially all of Company's assets are located in the PRC and Hong Kong and substantially all of the Company's revenues were derived from customers located in the PRC, with roughly seventy percent (70%) of the Company’s business with manufacturer customers related to mobile phones.  In addition, financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable.  The Company mitigates credit risk through procedures that include determination of credit limits, credit approvals, and related monitoring procedures to ensure delinquent receivables are collected.

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

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of customer credit history, overall trends in collections and write-offs, and expected exposures based on facts and prior experience.  At December 31, 2008, the Company made $1.2 million in provision, or 5% of accounts receivable, due to ongoing severe global financial crisis.  In the prior year, the Company considered all outstanding accounts receivable to be collectible and no provision for doubtful accounts was made in the financial statements.

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

Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstances or events indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the Company considers various factors, including future cash flows, to determine whether the carrying amount exceeds fair value, and in that case, the asset is written down to fair value.  The Company believes that no impairment of property and equipment exists at December 31, 2008.

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

The Company’s operations are primarily based in the PRC, which may give rise to significant foreign currency risks and opportunities from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar (“USD”) and the Chinese Renminbi (“RMB”). In July 2005, the PRC allowed the RMB to fluctuate within a narrow range ending its decade-old valuation peg to the USD.  Since this change in 2005, the RMB has experienced positive trends in valuation against the USD; such trends are reflected in part by the foreign currency translation gains reported in the Company’s financial statements.

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

Revenue Recognition

The Company reports revenue from supply chain management, or SCM, services and electronic components sales. Revenues for supply chain management services are earned from both the SCM and procurement-fulfillment programs and are primarily based on a percentage of inventory value handled for a customer.  The Company recognizes revenue from SCM services when the services are provided.  Revenues from electronic components sales including procurement-fulfillment procurement are based on quoted prices and are recognized at the time of shipment to customers. Revenues are recognized on the gross amount billed to customers. Sales are recorded net of discounts and allowances.  In all cases, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services rendered, the sales price is determinable, and collectability is reasonably assured.

Income Taxes

The Company accounts for income taxes under the SFAS No. 109, “Accounting for Income Taxes.”  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

Foreign Currency Translation

SinoHub, Inc., SinoHub International, Inc., B2B Chips, Ltd., and SinoHub Technology Hong Kong, Ltd. maintain accounting records using the functional currencies, USD and Hong Kong Dollars (“HKD”) respectively.  SinoHub SCM Shenzhen, Ltd., SinoHub Electronics Shenzhen, Ltd., SinoHub SCM Shanghai, Ltd. and SinoHub Electronics Shanghai, Ltd. maintain accounting records using RMB as the functional currency.

The Company uses United States Dollars (“USD”) as its reporting currency.  The Company accounts for foreign currency translation pursuant to SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”).  The subsidiaries of the Company’s functional currencies are the Hong Kong Dollar (“HKD”) and Chinese Renminbi (“RMB”).  Under SFAS No. 52, all assets and liabilities are translated into United States dollars using the current exchange rate at the balance sheet date.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period.  Translation adjustments are included in other comprehensive income (loss) for the period.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments.  Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures.  SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.  The adoption of this statement did not have a material effect on the Company's financial statements.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance and reinsurance contracts, as described in the Statement, issued by enterprises included within the scope of Statement 60.  Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables).  This Statement also does not apply to financial guarantee contracts that are derivative instruments included within the scope of SFAS No. 133, “Accounting for Derivative instruments and Hedging Activities.”  SFAS 163 is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008. The adoption of this statement did not have a material effect on the Company's financial statements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements listed in Item 15(a) are incorporated herein by reference and are filed as a part of this report and follow the signature pages to this Annual Report on Form 10-K on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

 Item 9A(T).  Evaluation of Disclosure Controls and Procedures

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

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

Item 9B.   Other Information.

None.

PART III

Item 10.    Directors, Executive and Corporate Governance

        Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Election of Directors – Nominees for Election for Terms Expiring in 2008” and “ – Executive Officers Who Are Not Directors,” “Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and the Board of Directors – Committees of the Board” and “– Code of Ethics” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION

          Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Corporate Governance and the Board of Directors – Director Compensation” and “Executive Compensation” (except for the “Compensation Committee Report”) in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Security Ownership – Security Ownership of Management” and “– Security Ownership of Certain Beneficial Owners” and “Executive Compensation – Equity Compensation Plans” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

           Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Executive Compensation – Transactions with Management and Related Persons” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

          Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Audit Information – Fees of Independent Public Accountants” and “– Pre-Approval Policies” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(1)   Financial Statements

See Index to Consolidated Financial Statements commencing on Page 55.

(2)   Financial Statement Schedules

All supplemental schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3)   Exhibits

The following exhibits are filed as part of this report:

EXHIBITS

Exhibit No.	Description

2.1
Agreement and Plan of Merger by and among Liberty Alliance, Inc., a Delaware corporation, SinoHub Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company, SinoHub, Inc., a Delaware corporation and Steven L. White, the principal stockholder of Liberty Alliance, Inc., dated May 12, 2008 (includes registration rights for the holders of shares subject to a lock-up).  (1)

3.1	Amendment and Amended and Restated Certificate of Incorporation of SinoHub, Inc. **
3.3	Amended and Restated Bylaws of Liberty Alliance, Inc. (2)
3.3.1	Amendment No. 1 to Amended and Restated Bylaws of Liberty Alliance, Inc.
4.1	Form of Series A and B Common Stock Warrant. (3)
5.1	Opinion of Seyfarth Shaw, LLP. *****
10.1	Lease dated June 10, 2008 between San On Investments No. 1 Limited and B2B Chips, Limited***
10.2	Lease Agreement by and between Zhou Dan and SinoHub SCM Shanghai, Ltd. dated March 23, 2006. (2)
10.3	Shanghai Wai Gao Qiao Bonded Zone Tenancy Agreement by and between Shanghai Xin Yong Logistics Ltd. and SinoHub Electronics Shanghai, Ltd., dated June 1, 2008. (2)
10.4	Lease Contract dated August 10, 2008 between China Great Wall Computer Shenzhen Co., Ltd. and SinoHub SCM Shenzhen, Ltd.***
10.5	Securities Purchase Agreement dated September 10, 2008, among SinoHub, Inc. and the investors listed on the Schedule of Buyers on Annex A. (3)
10.6	Registration Rights Agreement dated September 10, 2008, among SinoHub, Inc. and the investors signatory thereto. (3)
10.6.1	Waiver and General Release Agreement dated December 30, 2008 among SinoHub, Inc. and the investors signatory thereto.
10.6.2	Second Waiver and General Release Agreement dated February 19, 2009 among SinoHub, Inc. and the investors signatory thereto.
10.6.3	Third Waiver Agreement dated March 6, 2009 among SinoHub, Inc. and the investors signatory thereto.
10.7	Declaration of Trust dated January 30, 2008 between SinoHub Electronics Shenzhen, Ltd., (as “Beneficial Owner”), and Hantao Cui (as the “Trustee”).***
10.8	Form of Contract of Employment. (2)
10.9	Form of Non-Solicitation, Invention Assignment and Non-Disclosure Agreement. (4)

10.10	Trade Financing Loan between Shenzhen Branch, China Construction Bank and SinoHub SCM Shenzhen, Ltd. commencing on August 22, 2008 *
10.11	Short Term Loan Contract between CIB Shenzhen Branch and SinoHub SCM Shenzhen, Ltd. for six months commencing on September 25, 2008. *
10.12	Credit Line Contract between CIB Shenzhen Branch and SinoHub SCM Shenzhen, Ltd. for one year commencing September 25, 2008. *
10.13	Promissory Note Issued by SinoHub, Inc. to Henry T. Cochran, dated January 17, 2007. (2)
10.14	Promissory Note Issued by SinoHub, Inc. to Peter Schech, dated January 27, 2007***
10.15	Promissory Note Issued by SinoHub, Inc. to Peter Schech, dated January 27, 2008***
10.16	Promissory Note Issued by SinoHub, Inc. to Jan Rejbo, dated June 20, 2007***
10.17	Promissory Note Issued by SinoHub, Inc. to Tracey C. Hutchinson, dated January 26, 2007***
10.18	Contract of Employment dated January 1, 2009 between SinoHub Electronics Shenzhen, Ltd and Henry T. Cochran****
10.19	Employment Contract dated January 1, 2009 between B2B Chips, Ltd. and Henry T. Cochran****
10.20	Contract of Employment dated January 1, 2009 between SinoHub Electronics Shenzhen, Ltd and Lei Xia****
10.21	Employment Contract dated January 1, 2009 between B2B Chips, Ltd. and Lei Xia*
10.22	Contract of Employment dated January 1, 2009 between SinoHub Electronics Shenzhen, Ltd and Li De Hai*
10.23	Employment Contract dated January 1, 2009 between B2B Chips, Ltd. and Li De Hai*
10.24	Guaranty Agreement dated June 26, 2007 between SinoHub SCM Shenzhen, Ltd. and Shenzhen Hongfeng Paper Products Co. Limited *
10.25	Form of Lock-Up Agreement between SinoHub, Inc, and certain shareholders of SinoHub, Inc.*
10.26	SinoHub, Inc. 2008 Stock Plan.*
10.27	Contract of Mortgage of Maximum Amount dated August 21, 2008 between CIB Shenzhen Nanxin and Linda Marie Hetue*
10.28	Contract of Guarantee of Maximum Amount dated August 21, 2008 between CIB Shenzhen Nanxin and Lei Xia. Marie Hetue*
10.29	Contract of Guarantee of Maximum Amount dated August 21, 2008 between n CIB Shenzhen Nanxin and Hantao Cui*
10.30	Equity Transferring Agreement dated January 17, 2008 between SinoHub Electronics Shenzhen Ltd. and SinoHub SCM Shanghai Ltd.
1031	Equity Transferring Agreement dated April 10, 2008 between B2B Chips Limited and SinoHub Technology (Hong Kong) Limited

(1) Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on May 15, 2008.

(2) Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on May 20, 2008.

(3) Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on September 16, 2008.

(4) Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on September 22, 2008.

*Previously filed with Amendment No. 3 to the Registration Statement on Form S-1 on March 17, 2009.

** Previously filed with the Registration Statement on Form S-1 on October 24, 2008.

*** Previously filed with Amendment No. 1 to the Registration Statement on Form S-1 on December 17, 2008.

**** Previously filed with Amendment No. 2 to the Registration Statement on Form S-1 on January 20, 2009.

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
Li De Hai
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Henry T. Cochran	Director and Chief Executive Officer	March 16, 2009
Henry T. Cochran	(Principal Executive Officer)

/s/ Li De Hai	Chief Financial Officer	March 16, 2009
Li De Hai	(Principal Financial and Accounting Officer)

/s/ Lei Xia	Director	March 16, 2009
Lei Xia

/s/ Charles T. Kimball	Director	March 16, 2009
Charles T. Kimball

/s/ Will Wang Graylin
Will Wang Graylin	Director	March 16, 2009

/s/Richard L. King	Director	March 16, 2009
Richard L. King

/s/Robert S. Torino	Director	March 16, 2009
Robert S. Torino

/s/ Afshin Yazdian
Afshin Yazdian	Director	March 16, 2009

SINOHUB, INC. AND SUBSIDIARIES

Jimmy C.H. Cheung & Co Certified Public Accountants (A member of Kreston International)	Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

SinoHub, Inc.

We have audited the accompanying consolidated balance sheets of SinoHub, Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s  internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SinoHub, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Jimmy C.H. Chung & Co.
JIMMY C.H. CHEUNG & CO

Certified Public Accountants

Hong Kong
Date:  February 25, 2009

SINOHUB, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2008	December 31, 2007

CURRENT ASSETS
Cash and cash equivalents	$5,860,000	$4,282,000
Restricted cash	374,000	5,509,000
Accounts receivable, net of allowance	22,282,000	9,748,000
Inventories, net	435,000	853,000
Prepaid expenses and other	370,000	426,000
Due from related company	-	1,493,000
Total current assets	29,321,000	22,311,000

PROPERTY AND EQUIPMENT, NET	703,000	846,000

TOTAL ASSETS	$30,024,000	$23,157,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$764,000	$6,777,000
Accrued expenses and other	234,000	307,000
Bank borrowings	2,123,000	6,904,000
Notes payable to third parties	-	251,000
Income and other taxes payable	3,391,000	1,457,000
Total current liabilities	6,512,000	15,696,000

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 24,501,989 shares and 18,290,000 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	25,000	18,000
Additional paid-in capital	11,529,000	4,509,000
Retained earnings
Unappropriated	10,424,000	2,309,000
Appropriated	724,000	356,000
Accumulated other comprehensive income	810,000	269,000
Total stockholders’ equity	23,512,000	7,461,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,024,000	$23,157,000

The accompanying notes are an integral part of these consolidated financial statements

SINOHUB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years ended December 31,
	2008	2007
NET SALES
Supply chain management services	$4,973,000	$2,096,000
Electronic components	74,511,000	26,698,000
Total net sales	79,484,000	28,794,000
COST OF SALES
Supply chain management services	1,444,000	995,000
Electronic components	61,830,000	21,130,000
Total cost of sales	63,274,000	22,125,000

GROSS PROFIT	16,210,000	6,669,000

OPERATING EXPENSES
Selling, general and administrative	3,787,000	2,297,000
Depreciation	389,000	383,000
Allowance for doubtful debts	1,237,000	-
Loss on disposal of property and equipment	5,000	-
Total operating expenses	5,418,000	2,680,000

INCOME FROM OPERATIONS	10,792,000	3,989,000
OTHER INCOME (EXPENSE)
Interest expense	(251,000)	(146,000)
Interest income	66,000	124,000
Other, net	27,000	43,000
Total other income (expense)	(158,000)	21,000

INCOME BEFORE INCOME TAXES	10,634,000	4,010,000
Income tax expense	2,151,000	509,000

NET INCOME	8,483,000	3,501,000

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	541,000	285,000

COMPREHENSIVE INCOME	$9,024,000	$3,786,000

SHARE AND PER SHARE DATA
Net income per share-basic	$0.41	$0.22
Weighted average number of shares-basic	20,925,000	15,797,000
Net income per share-diluted	$0.40	$0.22
Weighted average number of shares-diluted	21,460,000	15,929,000
The accompanying notes are an integral part of these consolidated financial statements

SINOHUB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2008 and 2007

				Retained earnings	Appropriated	Accumulated
	Common stock		Additional	(Accumulated	retained	other comprehensive
	Shares	Amount	paid-in capital	deficit)	earnings	income (loss)	Total

Balances at December 31, 2006	14,707,257	$15,000	$2,941,000	$(849,000)	$13,000	$(16,000)	$2,104,000
Stock issued on exercise of warrants	385,229	-	49,000	-	-	-	49,000
Stock issued for cash	1,699,852	2,000	1,278,000	-	-	-	1,280,000
Warrants issued for cash			50,000	-	-	-	50,000
Exercise of stock options	100,597	-	57,000	-	-	-	57,000
Stock compensation - shares issued	956,166	1,000	108,000	-	-	-	109,000
Stock compensation - options issued	-	-	6,000	-	-	-	6,000
Stock issued for services	440,899	-	51,000	-	-	-	51,000
Warrants issued for services	-	-	9,000	-	-	-	9,000
Distribution to stockholders	-	-	(40,000)	-	-	-	(40,000)

Net income for the year	-	-	-	3,501,000	-	-	3,501,000
Foreign currency translation gain	-	-	-	-	-	285,000	285,000
Comprehensive income	-	-	-	-	-	-	3,786,000

Transfer to appropriated retained earnings	-	-	-	(343,000)	343,000	-	-

Balances at December 31, 2007	18,290,000	$18,000	$4,509,000	$2,309,000	$356,000	$269,000	$7,461,000
Reverse merger recapitalization	1,200,000	1,000	(1,000)	-	-	-	-
Stock issued for services	510,000	1,000	433,000	-	-	-	434,000
Stock issued for cash	4,406,533	5,000	6,477,000	-	-	-	6,482,000
Stock compensation - options issued	-	-	53,000	-	-	-	53,000
Exercise of stock options	71,166	-	8,000	-	-	-	8,000
Stock compensation - shares issued	22,200	-	50,000	-	-	-	50,000
Odd lots issued due to the reverse share split	2,090	-	-	-	-	-	-

Net income for the year	-	-	-	8,483,000	-	-	8,483,000
Foreign currency translation gain	-	-	-	-	-	541,000	541,000
Comprehensive income	-	-	-	-	-	-	9,024,000

Transfer to appropriated retained earnings	-	-	-	(368,000)	368,000	-	-

Balances at December 31, 2008	24,501,989	$25,000	$11,529,000	$10,424,000	$724,000	$810,000	$23,512,000

The accompanying notes are an integral part of these consolidated financial statements

SINOHUB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,483,000	$3,501,000
Adjustments to reconcile net income to cash provided by (used in) operation:
Depreciation	389,000	383,000
Allowance for doubtful accounts	1,237,000	-
Loss on disposal of property and equipment	5,000	-
Stock compensation expense	53,000	109,000
Stock option compensation amortization	50,000	6,000
Stock issued for services	434,000	50,000
Warrants issued for services	-	9,000
Changes in operating assets and liabilities:
Accounts receivable	(12,934,000)	(3,701,000)
Inventories	468,000	679,000
Prepaid expenses and other	84,000	2,676,000
Accounts payable	(6,367,000)	1,494,000
Accrued expenses and other	(93,000)	(3,895,000)
Income and other taxes payable	1,808,000	815,000
Net cash (used in) provided by operating activities	(6,383,000)	2,126,000

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	5,135,000	(5,509,000)
Proceeds from disposal of property and equipment	10,000	-
Purchase of property and equipment	(172,000)	(103,000)
Net cash provided by (used in) investment activities	4,973,000	(5,612,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of costs	6,482,000	-
Proceeds from exercise of warrants issued for service	8,000	-
Advances from investors	-	1,396,000
Due to director repaid	-	(203,000)
Bank borrowing proceeds	2,123,000	6,629,000
Bank borrowing repayments	(7,286,000)	-
Notes payable repayments	(251,000)	(313,000)
Related company proceeds (repayments)	1,568,000	(3,113,000)
Net cash provided by financing activities	2,644,000	4,396,000

EFFECT OF EXCHANGE RATES ON CASH	344,000	372,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,578,000	1,282,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,282,000	3,000,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,860,000	$4,282,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$251,000	$146,000
Cash paid for income tax	$409,000	$6,000

The accompanying notes are an integral part of these consolidated financial statements

SINOHUB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Overview

SinoHub, Inc. (the “Company”) provides products and services to suppliers and purchasers of electronic components in connection with the manufacture and assembly of electronic products in the People’s Republic of China (the “PRC” or “China”).  Approximately 94% of the Company’s revenues are derived from the sale of electronic components and assemblies to contract manufacturers and design houses which are engaged in the manufacture of mobile phones, network equipment and other electronics products in the PRC.  These sales occur either as procurement-fulfillment project or as one-off electronic component sale.

In connection with the supply of such components and products, the Company also provides supply chain management services from which we derive approximately 6% of our revenues.

History and Basis of Reporting

SinoHub, Inc. (formerly known as Liberty Alliance, Inc.) is a Delaware corporation, originally organized in Utah in 1986, and subsequently merged and reorganized as Liberty Alliance, Inc. in Delaware in 1991.  Liberty Alliance, Inc. filed for bankruptcy in 1994 and the filing was closed in 1995.  Liberty Alliance, Inc. remained dormant until 2006 when it began preparing to become a public shell company and seek new business opportunities.  In August 2006 the Company changed its name to Vestige, Inc., and in September 2006 the Company changed its name back to Liberty Alliance, Inc.

In May 2008, Liberty Alliance, Inc., SinoHub Acquisition Corp., known as the Merger Sub, SinoHub, Inc., known as the Acquired Sub, and Steven L. White, the principal stockholder of Liberty Alliance, entered into an Agreement and Plan of Merger pursuant to which the Merger Sub agreed to merge with and into the Acquired Sub, with the Acquired Sub being the surviving corporation.  In connection with the merger, Liberty Alliance, Inc. issued to the stockholders of the Acquired Sub 18,290,000 shares (as adjusted for reverse stock split) of the Company’s common stock in exchange for all the outstanding shares of the Acquired Sub’s preferred and common stock and the Company assumed options exercisable for additional shares of common stock.  At the closing, Liberty Alliance, Inc. also issued 510,000 shares (as adjusted for reverse stock split) of the Company’s common stock to certain consultants for services rendered in connection with the Merger. Immediately following the merger, the Company had 20,000,000 shares of common stock outstanding and options exercisable for an additional 489,451 shares (as adjusted for reverse stock split) of common stock.  The conclusion of these events was deemed to be a reverse takeover transaction, or RTO, after which the original stockholders of the Company held approximately 6% of the issued and outstanding shares of the Company’s common stock on a fully diluted basis and the Acquired Sub’s stockholders, including the shares issued to consultants, held approximately 94% of the Company’s issued and outstanding shares of common stock.

In June 2008, the Company approved a reverse stock split of 1 share for every 3.5 common stock outstanding whereupon outstanding common stock and stock options were adjusted to account for the effects of the reverse stock split.

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

Organization Structure

The current operations of the Company include the following subsidiaries:

SinoHub International, Inc. was incorporated in March 1999 as a Delaware C corporation in the United States of America.  This company is the holding company for the Chinese and Hong Kong subsidiaries listed below. SinoHub International, Inc. is wholly owned by SinoHub, Inc.

SinoHub Electronics Shenzhen, Ltd. was incorporated in September 2000 in the People’s Republic of China to provide one-stop SCM services for electronic manufacturers and distributors in southern China.  SinoHub Electronics Shenzhen, Ltd. is wholly owned by SinoHub International, Inc.

SinoHub SCM Shenzhen, Ltd. was incorporated in December 2001 in the PRC to hold an import and export license in the PRC. SinoHub SCM Shenzhen, Ltd. purchases and sells electronic component parts and provides Customs clearance services to our customers. 100% of the equity interest in SinoHub SCM Shenzhen, Ltd. is held on behalf of SinoHub by SinoHub Electronics Shenzhen, Ltd. through a Declaration of Trust with SinoHub Electronics Shenzhen, Ltd. dated January 30, 2008. Through this trust agreement, SinoHub Electronics Shenzhen, Ltd. owns 100% of the beneficial interest in SinoHub SCM Shenzhen, Ltd. and accordingly, SinoHub SCM Shenzhen Ltd is treated as a wholly-owned subsidiary of the Company for accounting purposes.

SinoHub SCM Shanghai, Ltd. was incorporated in March 2005 in the PRC to provide one-stop SCM services for electronic manufacturers and distributors in northern China. SinoHub SCM Shanghai, Ltd. is wholly owned by SinoHub Electronics Shenzhen, Ltd.

SinoHub Electronics Shanghai, Ltd. was incorporated in July 2005 in the PRC to provide one-stop SCM services for electronic manufacturers and distributors in the PRC. SinoHub Electronics Shanghai, Ltd. is wholly owned by SinoHub International, Inc.

B2B Chips, Limited was incorporated in June 2006 in Hong Kong to purchase and sell electronic components. B2B Chips is wholly owned by SinoHub Electronics Shenzhen, Ltd.

SinoHub Technology (Hong Kong) Limited was incorporated in May 2007 in Hong Kong and has not yet commenced business. SinoHub Technology (Hong Kong) Limited is wholly owned by B2B Chips.

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

Cash and Cash Equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months.  Cash amounts held as security for the Company’s bank loans is reported as restricted cash and is not included with cash or cash equivalents on the balance sheet until the lien against such funds has been released.

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

Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstances or events indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the Company considers various factors, including future cash flows, to determine whether the carrying amount exceeds fair value, and in that case, the asset is written down to fair value.  The Company believes that no impairment of property and equipment exists at December 31, 2008.

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

The Company’s operations are primarily based in the PRC, which may give rise to significant foreign currency risks and opportunities from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar (“USD”) and the Chinese Renminbi (“RMB”). In July 2005, the PRC allowed the RMB to fluctuate within a narrow range ending its decade-old valuation peg to the USD.  Since this change in 2005, the RMB has experienced positive trends in valuation against the USD; such trends are reflected in part by the foreign currency translation gains reported in the Company’s financial statements.

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

Revenue Recognition

The Company reports revenue from supply chain management, or SCM, services and electronic components sales. Revenues for supply chain management services are earned from both the SCM and procurement-fulfillment programs and are primarily based on a percentage of inventory value handled for a customer.  The Company recognizes revenue from SCM services when the services are provided.  Revenues from electronic components sales are based on quoted prices and are recognized at the time of shipment to customers. Revenues are recognized on the gross amount billed to customers.  Sales are recorded net of discounts and allowances.  In all cases, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services rendered, the sales price is determinable, and collectability is reasonably assured.

Income Taxes

The Company accounts for income taxes under the SFAS No. 109, “Accounting for Income Taxes.”  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

Foreign Currency Translation

SinoHub, Inc., SinoHub International, Inc., B2B Chips, Ltd., and SinoHub Technology Hong Kong, Ltd. maintain accounting records using the functional currencies, USD and Hong Kong Dollars (“HKD”) respectively.  SinoHub SCM Shenzhen, Ltd., SinoHub Electronics Shenzhen, Ltd., SinoHub SCM Shanghai, Ltd. and SinoHub Electronics Shanghai, Ltd. maintain accounting records using RMB as the functional currency.

The Company uses United State Dollar (“USD”) as its reporting currency.  The Company accounts for foreign currency translation pursuant to SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”).  The subsidiaries of the Company’s functional currencies are the Hong Kong Dollar (“HKD”) and Chinese Renminbi (“RMB”).  Under SFAS No. 52, all assets and liabilities are translated into United States dollars using the current exchange rate at the balance sheet date.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period.  Translation adjustments are included in other comprehensive income (loss) for the period.

Foreign currency transactions during the year are translated to their functional currencies at the approximate rates of exchange on the dates of transactions.  Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated to the reporting currency at the approximate rates of exchange at that date.  Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired.  Exchange gains or losses are recorded in the statement of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments.  Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures.  SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.  The adoption of this statement did not have a material effect on the Company’s financial statements.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance and reinsurance contracts, as described in the Statement, issued by enterprises included within the scope of Statement 60.  Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables).  This Statement also does not apply to financial guarantee contracts that are derivative instruments included within the scope of SFAS No. 133, “Accounting for Derivative instruments and Hedging Activities.”  SFAS 163 is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

2.    ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Accounts receivable	$23,519,000	$9,748,000
Less: allowance for doubtful accounts	1,237,000	-
Accounts receivable, net of allowance	$22,282,000	$9,748,000

As of December 31, 2008 and 2007, the Company recorded an allowance for doubtful accounts of $1,237,000 and $Nil respectively.

3.            PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Prepaid expenses	$277,000	$200,000
Other receivables	93,000	226,000
	$370,000	$426,000

4.           PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2008 and 2007:

	2008	2007

Furniture, fixtures and equipment	$1,333,000	$1,084,000
Plant and machinery	767,000	719,000
Motor vehicles	288,000	251,000
	2,388,000	2,054,000
Less: accumulated depreciation	(1,685,000)	(1,208,000)
Property and equipment, net	$703,000	$846,000

Depreciation expenses for the years ended December 31, 2008 and 2007 were $389,000 and $383,000, respectively.  During 2008 the Company recognized a loss on disposal of property and equipment of $5,000.

5.           ACCRUED EXPENSES AND OTHER

Accrued expenses and other liabilities at December 31, 2008 and 2007 and consisted of the following:

	2008	2007

Accrued expenses	$163,000	$156,000
Other liabilities	71,000	151,000
	$234,000	$307,000

6.           BANK BORROWINGS AND FINANCING ARRANGEMENTS

The Company has secured financing facilities (RMB based) with certain PRC banks to support its business operations. The facilities with each bank include:

-
Letter of credit facility with one bank in the amount of $3,200,000 to support its component sales business.  Restricted cash balances are required as security for draws against the facility and an annual commitment fee of 0.1% is assessed.  In addition, the bank requires a third party guarantor. The third-party guarantor required the Company to pay it a fee of $80,000 for providing its guaranty. The facility renews each year and is available through August 2009. The Company also has a $1,460,000 Customs duty import facility and a $2,200,000 Customs export refund facility through this bank to support short term duty collections for its component sales business.  These facilities renew each year and are available through February 2010.

-
Letter of credit facility with another bank in the amount of $3,400,000 to support its component sales business. Restricted cash balances are required as security for draws against the facility and an annual commitment fee of 0.1% is assessed.  In addition, the bank requires a third party guarantor.    The third-party guarantor required the Company to pay it a fee of $70,000 for providing its guaranty. The facility was terminated in December 2008.

-
Letter of credit facility with another bank in the amount of $4,400,000 to support its component sales business. Restricted cash balances are required as security for draws against the facility and the bank requires guarantors from a subsidiary and shareholders and lien on a PRC property owned by a director. In addition, the bank requires a third party guarantor.  The third-party guarantor required the Company to pay it a fee of $72,000 for providing its guaranty. The facility is available through September, 2009.

Borrowings against these facilities at December 31, 2008 and 2007 were as follows:

	2008	2007
Note payable to a bank, interes t rate of 7.128%
per annum, due M arch 2008	$-	$273,444

Note payable to a bank, interes t rate of 7.128%
per annum, due February 2008	-	205,083

Note payable to a bank, interes t rate of 7.128%
per annum, due January 2008	-	205,083

Note payable to a bank, interes t rate of 7%
per annum, due September 2008	-	502,854

Note payable to a bank, interes t rate of 7%
per annum, due September 2008	-	513,771

Note payable to a bank, interes t rate of 3.06%
per annum, due June 2008	-	3,059,447

Note payable to a bank, interes t rate of 3.33%
per annum, due July 2008	-	2,144,748

Note payable to a bank, interes t rate of 6.19%
per annum, due February 2009	954,000	-

Note payable to a bank, interes t rate of 6.83%
per annum, due M arch 2009	730,000	-

Note payable to a bank, interes t rate of 5.54%
per annum, due M arch 2009	162,000	-

Note payable to a bank, interes t rate of 5.54%
per annum, due January 2009	121,000

Note payable to a bank, interes t rate of 5.54%
per annum, due January 2009	156,000	-
	2,123,000	6,904,430
Less : current maturities	2,123,000	6,904,430
Long -term portion	$-	$-

Interest expense paid for the years ended December 31, 2008 and 2007 was $251,000 and $111,000 respectively.

7.           NOTES PAYABLE TO THIRD PARTIES

Notes payable to third parties are due on demand or normally within one year.  During 2008, all notes payable were fully repaid and as of December 31, 2008, no amounts were outstanding.

8.           COMMITMENTS AND CONTINGENCIES

Employee Benefits

The full time employees of subsidiaries based in the PRC are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan.  The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits.  The total provision and contributions made for such employee benefits for the years ended December 31, 2008 and 2007 were $90,000 and $75,000 respectively.  The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Commitments

The Company leases warehouse and office spaces from third parties under operating leases which expire at various dates from May 2010 through July 2013.  Rent expense for the years ended December 31, 2008 and 2007 was $373,000 and $151,000 respectively.  At December 31, 2008, the Company has outstanding commitments with respect to operating leases, which are due as follows:

2009	$405,000
2010	400,000
2011	266,000
2012	153,000
2013	89,000
$1,313,000

Contingencies

The Company accounts for loss contingencies in accordance with SFAS 5, “Accounting for Loss Contingencies” and other related guidelines. Set forth below is a description of certain loss contingencies as of December 31, 2008 and management’s opinion as to the likelihood of loss in respect of loss contingency.

Pursuant to the Securities Purchase Agreement entered into between the Company and a group of accredited investors (“Securities Purchase Agreement”) on September 10, 2008, the Company was obligated to make efforts to file a registration statement with the SEC for the registration of 6,609, 789 shares of Common Stock offered by selling stockholders to be declared effective by the Securities and Exchange Commission on or before January 9, 2009. The Company has received an extension of this date to February 20, 2009 from the accredited investors.  If the Company does not timely file the registration statement or cause it to be declared effective by the required dates, then each selling shareholder will be entitled to liquidated damages, payable in cash or Common Stock, at the Company’s option, equal to 1% of the aggregate purchase price paid by such selling shareholder for the securities, amounting to approximately $75,000 in the aggregate, and an additional 1% for each month that the Company does not file the registration statement or cause it to be declared effective. As provided by such extension, if the Company does not cause the registration statement to be declared effective by May 12, 2009, the liquidated damages will be calculated as if the deadline for effectiveness were January 9, 2009, the original deadline under the Registration Rights Agreement. Notwithstanding the foregoing, in no event shall liquidated damages exceed 10% of the aggregate gross proceeds of the offering to the selling shareholders, or total liquidated damages of about $750,000.

On February 19, 2009, the Company entered into a Second Waiver and General Release Agreement (the “Waiver”) with respect to the Registration Rights Agreement (the “Registration Rights Agreement”), dated September 10, 2008, among the Company and the investors identified therein.   The Second Waiver extended until May 12, 2009 the deadline to get the registration statement accepted by the SEC, provided that if the Company does not cause the registration statement to be declared effective by May 12, 2009, the liquidated damages will be calculated as if the deadline for effectiveness were January 9, 2009, the original deadline under the Registration Rights Agreement. Accordingly, no provision has been made by the Company to the above liquidated damages as of December 31, 2008.

9.           EARNINGS PER SHARE

The elements for calculation of earnings per share for the years ended December 31, 2008 and 2007 were as follows:

	Years ended December 31,

	2008	2007

Net income for basic and diluted earnings per share	$8,483,000	$3,501,000

Weighted average shares used in basic computation	20,925,000	15,797,000
Effect of dilutive stock options and warrants	535,000	132,000
Weighted average shares used in diluted computation	21,460,000	15,929,000

Earnings per share:
Basic	$0.41	$0.22
Diluted	$0.40	$0.22

10.           STOCKHOLDERS’ EQUITY

 Merger and Reverse Stock Split

The company’s reverse merger transaction has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of the Acquired Sub become the historical financial statements of the Company, with no adjustment of the carrying value of the assets and liabilities.  Share and per share amounts reflect the effects of the recapitalization and reverse stock split for all periods presented.  In addition, the presentation for all periods includes equity share transactions of the Acquired Sub as adjusted for the effects of the recapitalization and reverse stock split.  All costs associated with the transaction were expensed as incurred. (See Note 1)

Equity Share Transactions

In May 2007, the Company issued 956,166 shares to an officer of the Company. The shares were valued at the market price on the date of issuance, at fair value of $109,000.

In May 2007, the Company issued 371,842 shares to the spouse of the President at fair value of $43,000 for agreeing to let the Company use the condominium in which she holds 50% ownership as collateral for a bank loan.

In November 2007, the Company issued 69,057 shares to third parties for consulting services at fair value of $8,000.

In a series of related equity share transactions in November and December 2007, the Company issued to investors 1,699,852 shares for total cash proceeds of $1,330,000.

In December 2007, warrants granted in 2004 for the purchase of 106,241 shares were exercised for total cash proceeds of $17,000.

In November 2006, warrants to purchase 148,537 shares of common stock were issued for services. The warrants were determined to have a market value of $9,000 using the Black-Scholes option pricing model with a market value per share of common stock of $0.0677, an exercise period of two years, and a volatility of 175%.  The warrants were exercised in December 2007 for cash proceeds of $17,000.

In January 2007, warrants to purchase 130,451 shares of common stock were issued for services. The warrants were determined to have a market value of $9,000 using the Black-Scholes option pricing model with a market value per share of common stock of $0.0765, an exercise period of two years and a volatility of 175%.  The warrants were exercised in December 2007 for cash proceeds of $15,000.

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

In October 2008, the Company issued 22,200 shares for services to employees at fair value of $50,000.

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

The statutory reserve funds are restricted for use to set off against prior period losses, expansion of production and operation or for the increase in the registered capital of the Company.  The statutory public welfare fund is restricted for use in capital expenditures for the collective welfare of employees.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances.  These reserves are therefore not available for distribution except in liquidation. During 2008 and 2007, the Company appropriated $368,000 and $343,000 to the reserves funds based on its net income in accordance with the laws and regulations of the PRC.

11.          STOCK OPTIONS

The Company granted qualified stock options under the Company’s 2000 Incentive Stock Option Plan (the “2000 ISOP”) and 2008 Incentive Stock Option Plan (the “2008 ISOP”). At December 31, 2008, stock options to purchase 660,175 shares of common stock at an exercise price ranging from $0.09 to $2.48 per share were outstanding. The exercise prices were determined by the Board at the time of grant.  In each case the exercise price was not less than the fair market value of the common stock as determined by the Board in good faith taking into account such factors as recent issuances of preferred stock with an appropriate discount factored in relative to the common shares.  The exercise prices  for options issued under the 2000 ISOP following the sale of preferred stock by the Company during November and December of 2007 represent a discount to the issuance price of $0.78 for such preferred stock taking into account the added value of the conditions in the preferred stock (for example, it was redeemable with 10% appreciation). The exercise prices for options issued under the 2008 ISOP represent the closing price of the Company’s common stock on the business day preceding the grant date.  The stock options granted become exercisable (“vested”) as to 25% of the original number of shares on the first anniversary of the grant date and as to an additional 6.25% of the original number of shares at the end of each successive three-month period following the first anniversary of the grant date until the fourth anniversary of the grant date. Unless earlier terminated, these stock options granted shall expire ten years after the grant date.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected	Expected	Dividend	Risk Free	Grant Date
Life	Volatility	Yield	Interest Rate	Fair Value
The 2000 ISOP
5 years	175%	0%	2.5%	$0.09 - $0.19
The 2008 ISOP
1 year	121%	0%	2.5%	$0.47

Expected Volatility: Expected volatility is computed based on the standard deviation of the continuously compounded rate of return of days when the stock price changed over the past five years.

Dividend Yield: The expected dividend yield is zero.  The Company has not paid a dividend and does not anticipate paying dividends in the foreseeable future.

Risk Free Rate: Risk-free interest rate of 2.5% was used.  The risk-free interest rate was based on U.S. Treasury yields with a remaining term that corresponded to the expected term of the option calculated on the granted date.

Expected Life:  Because the Company has no historical share option exercise experience to estimate future exercise patterns, the expected life was determined using the simplified method as these awards meet the definition of "plain-vanilla" options under the rules prescribed by Staff Accounting Bulletin No. 107.

Stock compensation expense was recognized based on awards expected to vest.  There was no estimated forfeiture as the Company has a short history of issuing options. SFAS No. 123R requires forfeiture to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The Company granted 252,524 and 424,431 stock options during 2008 and 2007 with a total fair value of approximately $299,000. The Company recognized $50,000 and $6,000 in stock compensation expense for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008, unamortized compensation cost related to stock options was $238,000.

The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted- Average Exercise Price
Balance at December 31, 2006	150,436	$0.09
Granted	424,431	$0.19
Forfeited	(61,711)	-
Exercised	(10,957)	$0.09
Balance at December 31, 2007	502,199	$0.17
Granted	252,524	$1.03
Forfeited	(23,382)	-
Exercised	(71,166)	$0.11
Balance at December 31, 2008	660,175	$0.50

The following is a summary of the status of options outstanding at December 31, 2008:

Outstanding Options			Exercisable Options

Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price

$0.09	45,950	6.7 years	$0.09	37,334	$0.09
$0.12	94,086	8.3 years	$0.12	41,163	$0.12
$0.19	267,615	9.0 years	$0.19	66,904	$0.19
$1.02	250,000	9.8 years	$1.02	0	$1.02
$2.48	2,524	10.0 years	$2.48	0	$2.48
Total	660,175			145,401	$0.14

In 2001, the Company granted a director 53,120 non-qualified stock options with an exercise price of $0.05 per share. These options were exercised in 2007. In addition, in 2005 the Company granted a former director 53,120 non-qualified stock options with an exercise price of $0.10 per share. In 2007, the former director exercised 36,520 options.  Previously recognized and accrued stock option expense was credited to additional paid in capital upon exercise of these options.

12.           RELATED PARTY TRANSACTIONS

On January 17, 2007, a director purchased a one year 7.69% Note from SinoHub, Inc. in the amount of RMB 1,658,000 (approximately $213,000) which was repayable on demand. This Note was repaid by SinoHub on March 20, 2007. Interest expense paid on this Note for the year ended December 31, 2007 was $3,500.

On March 20, 2007, SinoHub issued 371,842 shares of its common stock to the spouse of a director for agreeing to let SinoHub use the condominium in which she holds 50% ownership (the director owns the remaining 50%) as collateral for a bank loan.   The shares were valued at $43,000.

On January 17, 2008, SinoHub’s subsidiary SinoHub Electronics Shenzhen, Ltd. acquired beneficial ownership of SinoHub SCM Shanghai, Ltd.  from Sai Lin Xu with the shares of SinoHub SCM Shanghai, Ltd. being held for the benefit of SinoHub Electronics Shenzhen, Ltd. by a trustee pursuant to a Declaration of Trust   In accordance with the terms of the Declaration of Trust, no material monetary payment was associated with this acquisition because through the Declaration of Trust, SinoHub Electronics Shenzhen had borne all costs.  The trustee was the mother-in-law of a director of the Company.

On April 10, 2008, B2B Chips acquired SinoHub Technology (Hong Kong) from two directors of the Company for HKD 10,000 ($1,290), which represented the initial capital contributions in the company.   SinoHub Technology never conducted any business and its sole asset at all times was a Hong Kong bank account holding the balance of the capital contributions.

In May 2008, Liberty Alliance, Inc., SinoHub Acquisition Corp., known as the Merger Sub, SinoHub, Inc., known as the Acquired Sub, and Steven L. White, the principal stockholder of Liberty Alliance, entered into an Agreement and Plan of Merger pursuant to which the Merger Sub agreed to merge with and into the Acquired Sub, with the Acquired Sub being the surviving corporation. In connection with the merger, Liberty Alliance, Inc. issued to the stockholders of the Acquired Sub 18,290,000 shares (as adjusted for reverse stock split) of the Company’s common stock in exchange for all the outstanding shares of the Acquired Sub’s preferred and common stock and the Company assumed options exercisable for additional shares of common stock. In connection with the Company’s reverse merger, Steve White, the controlling shareholder of the company while it was a dormant shell and its sole director, was granted piggyback registration rights under the terms of the Merger Agreement. Mr. White also executed a lock-up agreement with the Company that expires on May 14, 2009.

The Company distributed electronic components to and resold electronic products purchased from a company owned jointly by the Chairman and the President of the Company.  In addition, the related company provided certain warehousing and logistics services to the Company during the development of its Hong Kong operation.  During the year of 2008 and 2007, the Company sold goods totaling approximately $1.5 million and $1.2 million to the related company and purchased goods totaling approximately $3,000,000 and $504,000 from the related company.  The Company paid no service fees to the related company in 2008 and paid service fees totaling $197,000 in 2007.  During 2008, the Company received rental income of $154,000 for the lease of warehouse space to the related company. At December 31, 2007, the related company owed the Company $1,493,000, which was interest free and repayable on demand.  At December 31, 2008, there was no amount outstanding between the Company and the related company.

A PRC property owned by a director and his spouse is pledged to a bank to secure banking facilities for the Company.

13.           INCOME TAXES

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

The Company and its wholly owned subsidiary, SinoHub International, Inc. are incorporated in the United States and have incurred operating losses since inception.  The Company has operating loss carry forwards (NOLs) for income taxes purposes of approximately $881,000 at December 31, 2008 which may be available to reduce future years’ taxable income.  These NOLs will expire, if not utilized, commencing in 2028.  Management believes the realization of tax benefits from these NOLs is uncertain due to the Company’s current operating history and continuing losses in the US for tax purposes.  Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax benefit has been recorded.

The Company’s subsidiaries in Hong Kong are subject to Hong Kong profits tax at a statutory rate of 17.5%.  No provision for Hong Kong profits tax was required as these entities incurred losses during 2008 and 2007.  There are no tax loss carry forward provisions in Hong Kong.

The Company’s subsidiaries in China were subject to China income tax at a statutory rate of 25% in 2008 and 33% in 2007.  However, these subsidiaries are located in special economic regions and/or qualify as “new or high-technology enterprises” that are allowed special tax reductions until 2012. The Company’s subsidiaries in China was subject to special tax rate was 18% and 15% in 2008 and 2007 respectively.

Income tax expense for 2008 and 2007 is summarized as follows:

	2008	2007

Current	$2,151,000	$509,000
Deferred	-	-
	$2,151,000	$509,000

The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2008 and 2007 is as follows:

	2008		2007

Income before income taxes	$10,634,000	100.0%	$4,010,000	100.0%

China income taxes at statutory rate	$2,658,500	25.0%	$1,323,000	33.0%
China qualified income tax exemptions	(507,500)	(5%)	(815,000)	(20.3%)
Income tax expense	$2,151,000	20.0%	$509,000	12.7%

14.           CONCENTRATIONS AND RISKS

During 2008 and 2007, 99% of the Company’s assets were located in China.

During 2008, 13% of revenues were derived from oversea sales.

Major customer and sales to this customer as a percentage of total sales were as follows:

	Customer A	Customer B
For the year ended
December 31, 2008	12%		10%
December 31, 2007	10%	-

At of December 31, 2008 and 2007, accounts receivable to this customer was $5,508,000 and Nil respectively.

Major suppliers and purchases from those suppliers as a percentage of total purchases were as follows:

	Vendor A	Vendor B	Vendor C
For the year ended
December 31, 2008	6%	5%	3%
December 31, 2007	13%	11%	13%

At of December 31, 2008 and 2007, accounts payable from those vendors were Nil.

15.           SUBSEQUENT EVENT

On February 19, 2009, the Company entered into a Second Waiver and General Release Agreement (the “Waiver”) with respect to the Registration Rights Agreement (the “Registration Rights Agreement”), dated September 10, 2008, among the Company and the investors identified therein.   The Waiver extended until May 12, 2009 the deadline by which the registration statement that was filed by the Company pursuant to the Registration Rights Agreement must become effective before the Company is required to pay to the investors liquidated damages, payable in cash or Common Stock, at the Company’s option, equal to 1% of the aggregate purchase price paid by the investors for the securities purchased in the private placement in connection with which the Registration Rights Agreement was executed, and an additional 1% for each month that the Company does not cause it to be declared effective, with maximum liquidated damages of 10% of the aggregate gross proceeds of the Offering.  If the Company does not cause the registration statement to be declared effective by May 12, 2009, the liquidated damages will be calculated as if the deadline for effectiveness were January 9, 2009, the original deadline under the Registration Rights Agreement.  A prior Waiver and General Release dated December 30, 2008 had extended the January 9, 2009 deadline to February 20, 2009.