Form 10-Q/A
period 2008-09-30
SINOHUB, INC.
filed 2009-04-13
CIK 1406574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 2 )

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

86 755 2661-2106

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

Explanation

SinoHub, Inc. (the “Company”, “our” or “we”) determined that certain of the disclosures made in the original quarterly report on Form 10-Q for the quarter ended September 30, 2008, did not respond fully to the items required by Form 10-Q or did not conform completely to the requirements of Form 10-Q.  The following material change have been made to this amended report:

•	Item 4T of Part I has been amended to provide additional information about the Company’s evaluation of disclosure controls and procedures;

We previously filed Amendment No. 1 with the Securities and Exchange Commission (“SEC”) on March 17, 2009 to amend Item 4T of Part I to provide information about the Company’s evaluation of disclosure controls and procedures.

This Amendment No.  2 continues to speak as of the date of the original Form 10-Q for the three months ended September 30, 2008, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No.  2 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on November 13, 2008.

SINOHUB, INC.
FORM 10-Q/A

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

Item 4T. Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions to be made regarding required disclosure.  Although the Company's disclosure controls and procedures were designed by management, with the participation of our CEO and CFO, to provide reasonable assurance of achieving these objectives, it should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon the Company’s evaluation as of the end of the period covered by this report, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.

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

SINOHUB, INC.

Date: April 13 , 2009	By:	/s/ Henry T. Cochran
Henry T. Cochran
Chief Executive Officer

Date: April 13 , 2009	By:	/s/ Li De Hai
Li De Hai
Chief Financial Officer (Principal Financial and Accounting Officer)