Form 10-K/A
period 2008-12-31
SINOHUB, INC.
filed 2009-04-30
CIK 1406574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☒   No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

SINOHUB, INC.
FORM 10-K

Explanation

SinoHub, Inc. (the “Company”, “our” or “we”) determined that certain of the disclosures made in the original annual report on Form 10-K for the year ended December 31, 2008 did not respond fully to the items required by Form 10-K or did not conform completely to the requirements of Form 10-K.  The following material changes have been made to this amended report:

	The discussion in the Business Operations section of Item 1 has been revised to provide supplemental information with respect to the Company’s credit facilities and the guarantees therefor;


The risk factor in Part I, Item 1A captioned “Future sales of our securities, or the perception in the markets that these sales may occur, could depress our stock price”  has been revised to clarify when we believe that Rule 144 will become available for the resale of our common stock;

	We have supplemented the discussion in Part II, Item 5 under the caption “Recent Sales of Unregistered Securities”;

	We have supplemented the discussion of the nature of the mobile phone market in China in Part II, Item 7 under the caption “Overview-Our Business”;


As the Company will likely not file a definitive proxy statement for its annual meeting of shareholders by April 30, the Company has added disclosure with respect to the “Securities Authorized for Issuance Under Equity Compensation Plans” subsection of Part II, Item 5 and Part III, Items 10-14, which were previously intended to be incorporated by reference to the proxy;


The financial statements and accompanying notes have been amended to break out certain expenses connected with the Company’s reverse merger and certain shares issued in rounding up fractional shares in connection with the reverse merger and to clarify the basis for presentation of the Company’s equity in the financial statements in light of the reverse merger.


The certifications filed as Exhibits 31.1 and 31.2 have been amended to add certain language required to be included in the introduction to paragraph 4 which was inadvertently omitted in the filing of the original Form 10-K;

This Amendment No. 1 continues to speak as of the date of the original Form 10-K for the year ended December 31, 2008, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K on March 17, 2009.

PART I

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

Each mobile phone built by one of our customers contains between 100 and 200 electronic components that have an aggregate value of between $15 and $ 60 . At present, our business mix is weighted toward the lower end of the scale (the high end is “smart” phones) with the average purchase price of the electronic components that go into a phone one of our customers would make being around $ 25 . We have customers who make hundreds of thousands of phones per month. In the past, we have only been able to handle part of their business because of liquidity constraints (our procurement-fulfillment business requires us to have available capital to purchase components for inventory prior to reselling them to customers). However, we are currently ramping up with several customers who want to give us the opportunity to supply them with components for a larger share of their business. In the last three years, mobile phone components have accounted for approximately 70% of our business and network equipment components have accounted for approximately 15% of our business. We expect these percentages to grow slightly in 2009 as we focus on these two vertical markets. 90% of our manufacturer customers in these areas sell their products into the local Chinese market. As a result, we have yet to feel much adverse effect from the global slowdown because demand has remained strong for these products in China. Because sales of mobile phones in the PRC typically spike around Chinese New Year which occurs in either January or February, the fourth calendar quarter is usually our biggest volume quarter. Normally, the first quarter is our weakest quarter because of this long holiday, with the second and third quarters showing consecutive increases. A typical pattern of revenue for our Company would be 15%, 20%, 25% and 40% for the first through fourth quarters respectively. 2008 proved to be an exception as the third quarter was a very robust quarter because of some delayed business coming over from the prior quarter and unusually strong demand. The only inventory SinoHub carries is electronic components that we are staging for procurement-fulfillment projects. We never buy components without a corresponding order to purchase the components. In 2008, SinoHub had three customers, all in the mobile phone business, who accounted for 12%, 10% and 7% of our revenue respectively. We expect this concentration to go down as our business expands. We do not have backlog orders, but with the successful completion of each procurement-fulfillment project and component sale, we look for repeat orders from existing customers.

History

Liberty Alliance, Inc. was a corporation organized in Utah in 1986.  In 1991, Liberty Alliance, Inc. completed its domestication as a Delaware corporation.  Liberty Alliance, Inc. filed for bankruptcy in 1994 and the bankruptcy proceedings were completed in 1995. From 1995 to 2006, Liberty Alliance, Inc. had no or nominal assets and was not conducting any business operations.  In August 2006, Liberty Alliance, Inc. changed its name to Vestige, Inc., and in September 2006 it changed its name back to Liberty Alliance, Inc.  On August 1, 2007, Liberty Alliance, Inc. became a voluntary reporting company under the Exchange Act when it filed a Form 10 registration statement with respect to its shares of common stock.  Shares of Liberty Alliance, Inc. common stock began to be reported on the over-the-counter bulletin board under the symbol “LBTI” on November 14, 2007.

In May 2008, Liberty Alliance, Inc., its wholly-owned subsidiary SinoHub Acquisition Corp., SinoHub, Inc., and Steven L. White, the principal stockholder of Liberty Alliance, Inc., entered into an Agreement and Plan of Merger pursuant to which SinoHub Acquisition Corp. merged with and into SinoHub, Inc. and SinoHub, Inc. became a wholly-owned subsidiary of Liberty Alliance, Inc.  Pursuant to the Agreement and Plan of Merger, the holders of 5,203,907 shares of Liberty Alliance, Inc. common stock tendered their shares to the Company for cancellation, Liberty Alliance, Inc. issued to the former stockholders of SinoHub, Inc. 18,290,000 shares of Liberty Alliance, Inc. common stock in exchange for all the outstanding shares of SinoHub, Inc.’s preferred and common stock, and Liberty Alliance, Inc. assumed options to purchase shares of SinoHub, Inc. common stock which became exercisable for 489,451 shares of Liberty Alliance common stock.  In addition, Liberty Alliance, Inc. also issued 510,000 shares of its common stock to certain consultants for services rendered in connection with the merger, including 500,000 shares issued to JCGlobal Capital Partners LLC.  These consulting services included investment banking advice and strategic advisory services relating to the structure and consummation of the reverse merger between SinoHub and Liberty Alliance, Inc. that was eventually consummated.  Immediately following the merger, Liberty Alliance, Inc. had 20,000,000 shares of common stock outstanding and options exercisable for an additional 489,451 shares of common stock. The merger was accounted for as a reverse acquisition with SinoHub, Inc. as the acquirer for accounting purposes.  After completion of the merger, the original stockholders of Liberty Alliance, Inc. held approximately 6% of the issued and outstanding shares of Liberty Alliance, Inc. common stock on a fully diluted basis and the former stockholders of SinoHub, Inc., including the shares issued to consultants for services rendered in connection with the merger, held approximately 94% of Liberty Alliance, Inc. issued and outstanding shares of common stock.

Subsequent to the completion of the merger, on July 18, 2008:

-                      SinoHub, Inc. amended its certificate of incorporation to change its name to SinoHub International, Inc.;

-                       Liberty Alliance, Inc. amended its certificate of incorporation to change its name to SinoHub, Inc. and effect a 3.5-to-1 reverse stock split of all issued and outstanding shares of its common stock; and

-                      Shares of SinoHub, Inc. (formerly Liberty Alliance, Inc.) common stock began to be reported on the over-the-counter bulletin board under the new symbol “SIHI” on a post-merger, post-split basis.

For financial reporting purposes, the reverse takeover of the Company has been accounted for as a recapitalization of the Company with SinoHub International as the accounting acquirer whereby the historical financial statements and operations of SinoHub International, Inc. became the historical financial statements of the Company, with no adjustment of the carrying value of the assets and liabilities. When we refer in this Form 10-K to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of SinoHub International, Inc. on a consolidated basis unless the context suggests otherwise.

Business Operations

SinoHub’s business operations are primarily dedicated toward utilizing the value of the SCM Platform to source and deliver electronic components and electronic products for our customers.

The Company offers customers the use of the SCM Platform under a fee based program whereby customers outsource the supply chain process to SinoHub, while retaining title to inventory, receivables, and commitments on supplier payables. SinoHub provides the customer a complete SCM solution that includes importing and exporting services, facilitating Customs clearance, performing warehouse and distribution functions, and enabling foreign currency settlements through SinoHub’s banking relationships and its licensed qualifications as a Client Coordinator Enterprise in China.  Foreign currency settlement services are valuable since the Chinese government limits the volume of foreign currency exchange based on the volume of imported and exported goods.   Because SinoHub has a high volume of imports, it has a high limit of foreign currency exchange.  Moreover, the high volume of foreign currency exchange makes SinoHub an attractive customer to banks, who earn transaction fees on processing the settlements. In addition, as described below, the Company has credit facilities with China Construction Bank, who can immediately settle the value added tax and custom duty with the government, thus, speeding up the goods in and out of the Customs.

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

The Company has secured financing facilities (RMB based) with certain PRC banks to support its business operations. The facilities generally run for one year terms and are replaced by new facilities upon expiration.  We expect that we will be able to obtain replacement facilities for the facilities listed below upon their expiration.  The facilities with each bank include:

-
Letter of credit facility with China Construction Bank in the amount of $3,200,000 to support trading activity. Restricted cash balances are required as security for draws against the facility and an annual commitment fee of 0.1% is assessed. In addition, the bank requires a third party guarantor. The third-party guarantor is Hong Feng Paper Industrial, Ltd., which required the Company to pay it a fee of $80,000 for providing its guaranty.  Other than the guaranty and the additional guaranty described below, the only relationship between the Company and Hong Feng is that the principal of Hong Feng owns shares of the common stock of the Company.  The facility renews each year and is available through August 2009.  The Company also has a $1,460,000 Customs duty import facility and a $2,200,000 Customs export refund facility through this bank to support short term duty collections and refunds on trading activity. These facilities renew each year.  The Customs import facility is available through February 2010.  The Customs export refund facility is available through May 2009.  The Customs export refund facility allows the Company to advance to its customers refunds of Value Added Tax to which such customers may be entitled by shipping products on which the tax was paid overseas prior to the receipt of the refunded amount.

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

-
Bank line facility with the Commercial and Industrial Bank of Fujian in Shenzhen in the amount of $4,400,000 to support its component sales business. Approximately $3,650,000 of this facility is available to support the issuance of letters of credit and approximately $750,000 of this facility is available for short-term loans.  Restricted cash balances are required as security for draws against the facility and the bank requires guarantors from a subsidiary and shareholders and a lien on a PRC property owned by a director. In addition, the bank requires third party guarantees from a subsidiary, SinoHub Electronics Shenzhen, Ltd., and shareholders, Lei Xia , our President, and his spouse Hantao Cui and a lien on a PRC property co-owned by Henry T. Cochran, our CEO with his spouse, Linda Marie Hetue.  In addition, the bank requires a third party guarantor.  The third-party guarantor is Shenzhen Yin Zhao Co., Ltd., which required the Company to pay it a fee of $72,000 for providing its guaranty.  The only relationship between the Company and Shenzhen Yin Zhao Co., Ltd. is the guaranty. The facility is available through September, 2009.

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

The diagram below illustrates the current corporate structure of SinoHub, Inc. and its subsidiaries:

SINOHUB, INC.
A Delaware corporation
SINOHUB INTERNATIONAL, INC.
A Delaware corporation
SINOHUB ELECTRONICS SHENZHEN, LTD.
A China company
SINOHUB ELECTRONICS SHANGHAI, LTD.
A China company
B2B CHIPS, LTD.
A Hong Kong company
SINOHUB SCM SHANGHAI, LTD.
A China company
SINOHUB SCM SHENZHEN, LTD.
A China company
(Beneficial ownership held through a Declaration of Trust)
SINOHUB TECHNOLOGY HONG KONG, LTD.
A Hong Kong company

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

Market Overview:  The Electronic Component Industry in China

The world has witnessed the enormous growth of the Chinese electronic manufacturing industry over the past decade. Accordingly, China is a major consumer of electronic components.   This growth is expected to continue to increase with the rapid development of new technologies and in turn to lead to the growth in the consumption of electronics products in China and China’s continuing growth as the world’s electronics factory. According to Global Sources, China was projected to consume $117.4 billion of electronic components in 2008.

Whereas in North America and Europe the top manufacturers generally purchase components directly from the component manufacturers themselves, in China, to date, even the largest multinational OEMs like Nokia and Sony Ericsson and EMS providers like Flextronics and Foxconn are generally unable to purchase components in China directly from U.S. and European component manufacturers, in large part because these component manufacturers do not have well-established supply chains into China.  The rapid growth of electronic component distributors in China and the growth of Web-based Internet procurement have created a very fragmented electronic components market, with no distributor capturing significant market share.    To date even the biggest electronic component distributors in China (WPG, Arrow, Avnet and Yosun) do not provide complete SCM services to their customers, unlike in the US and Europe where large component manufacturers and franchise distributors provide complete SCM services to their customers.  SinoHub believes that the fragmented market for electronics components in China and the lack of an end-to-end SCM service offering create an opportunity for us to combine the sale of electronic components with efficient SCM services to garner a share of the growing market for such components and services in China.

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

Development of SinoHub’s Business; Component Sales; and Component Procurement-Fulfillment Programs

SinoHub’s original business was the provision of SCM services to assist suppliers of electronic components with their supply chains into PRC.  We refer to these customers as our “supplier” customers. SinoHub developed an integrated SCM service offering, including warehousing, logistics and import/export to assist suppliers deliver products to Chinese manufacturers.  As a result of SinoHub’s position as a provider of SCM services in China and our close relationships with a number of electronic component suppliers and Chinese manufacturers as well as our experience in the electronic components industry, we eventually decided we had an opportunity to supply certain Chinese manufacturers with electronic components and began to source and sell components for our own account.   As these sales grew as a percentage of revenue, we increased the resources which we dedicated to sales of components. As our component customers and the market became more aware of and confident in our SCM service offering, the opportunity arose for us to generate integrated sales of components and SCM services in a streamlined approach to inventory management and order procurement-fulfillment.  Currently, the vast majority of our revenues are the result of sales of electronic components.  Our sales of components currently fall into two different categories, namely individually negotiated component sales, which accounted for approximately 51% of our sales in 2008 (compared to 63% in 2007) and component sales as part of procurement-fulfillment programs which accounted for approximately 43% of our sales in 2008 (compared to 30% in 2007).

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

SinoHub SCM

SinoHub SCM is a proprietary, W eb-based software system that provides our customers information along with security, accuracy and ease of use. Because we only deal with electronic components, we can more easily implement features our customers require. Since our SCM Platform is Web based, our customers can quickly determine the status of shipments, the status and location of inventory in our warehouses, and the status of financial transactions.  The SinoHub SCM is accessible in both Chinese and English.  The following flow chart illustrates the SinoHub SCM functionality.

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

Customers

SinoHub has approximately 25 manufacturer customers. Our manufacturer customers are Chinese companies that are in the business of contract manufacturing or are design houses (currently limited to mobile phone design) in China.  These customers purchase components from us and ancillary to these purchases we also provide them procurement-fulfillment, electronic component sales and SCM services including warehousing, logistics and import/export.  Sales of components to these customers constituted approximately $74.5 million in 2008 and sales of services to these customers were $1.49 million in 2008.

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

Company Strengths

We believe the strengths outlined below have contributed to our growth so far:

·	specialized knowledge about component sourcing and pricing which we obtain from our supply chain management operations and use in our procurement-fulfillment and component sales business;

·
our ability to provide one-stop-shop for our customers who wish to purchase components from us for delivery to the factory without the need to handle sourcing, import/export, or any other aspect of logistics or fulfillment;

·
SinoHub SCM SZ’s Client Coordinator Enterprise Coordinator status with the Huanggang Customs authority, which facilitates our ability to clear shipments through Customs and enables us to permit our customers to defer payment of Value Added Tax;

·	a strong and seasoned management team with many years experience in the electronic; components industry.

·
a supply chain management platform for the electronic components industry in China that connects manufacturer customers, supplier customers and SinoHub in a real time, transparent environment to allow our customers to manage their own components supply chain operations with efficiency;

·	continuous innovation of our proprietary supply chain management system to expand functionality and improve customer satisfaction; and

·	dedication and focus on providing supply chain management services for the electronic components sector in China.

SinoHub’s Strategy

SinoHub is a complete SCM service provider in China dedicated to electronic product manufacturers, suppliers and distributors.  Our goal is to make the SinoHub SCM Platform the most effective SCM Platform for electronic components manufacturers and suppliers. To accomplish this strategy, we plan to:

·	increase brand awareness of SinoHub as a leading electronic component sales and SCM service provider for electronic component manufacturers and distributors;

·	continue to expand our SCM Platform and improve process efficiency. We will continue to invest in improving our processing efficiencies by enhancing our technologies and expanding our service team;

·	optimize our SinoHub SCM software system, to create a dominant position;

·
continue to expand the services we provide to our customers. We believe that the scope of our services differentiates us from many of our competitors. We will continue to look for ways to provide more value added services to become a best-in-class service provider; and

·	expand our SCM Platform to locations outside China, including the United States, through strategic acquisitions. We intend to leverage our reputation to aggressively pursue strategic acquisitions.

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

Our management and two significant shareholders collectively own a majority of our common stock.

Collectively, our officers, directors and two significant shareholders own or exercise voting and investment control over approximately 57% of our outstanding common stock. As a result, investors may be prevented from affecting matters involving the company, including:

• the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

• any determinations with respect to mergers or other business combinations;

• our acquisition or disposition of assets; and

• our corporate financing activities.

Furthermore, this concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in a company that is controlled by a small number of stockholders.

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

As the vast majority of our sales are to manufacturers and design firms in China which in turn causes the end products to be distributed to consumers in China, our business could be adversely affected if there were to be a slowdown in the consumer demand in China for products incorporating the components we sell or we process for our supplier customers.  Our business may also be negatively affected by rising labor and material costs in China and, to the limited extent the Company’s manufacturer customers sell overseas, by a downturn in general economic conditions in major importing countries and regions.

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

On September 10, 2008, the Company sold 4,406,533 shares of common stock and warrants to purchase an aggregate of 2,203,256 shares of common stock to certain accredited investors in a private offering, which resulted in aggregate gross proceeds to the Company of $7,491,110.  Nevertheless, SinoHub will need to raise substantial additional funds to fully fund its existing operations and for development, component purchases and expansion of its business.  An increasingly large proportion of the Company’s business (currently approximately 43%) is procurement-fulfillment which requires the Company to have available capital to purchase components for inventory prior to reselling them to customers.  A lack of sufficient capital beyond cash on hand and funds available under the Company’s credit facilities significantly impairs the Company’s ability to take on new customers and the size of the orders the Company can take from existing customers.  SinoHub has no current arrangements with respect to sources of additional financing and the needed additional financing may not be available on commercially reasonable terms, on a timely basis, or at all. The inability to obtain additional financing, when needed, would have a negative effect on SinoHub, including possibly requiring it to curtail operations. If any future financing involves the sale of the equity securities of SinoHub, the shares of common stock held by its stockholders could be substantially diluted. If SinoHub borrows money or issues debt securities, it will be subject to the risks associated with indebtedness, including the risk that interest rates may fluctuate and the possibility that it may not be able to repay principal and interest on the indebtedness when due.

Insufficient funds would prevent SinoHub from implementing its business plan and would require it to delay, scale back, or curtail certain of its growth plans.

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

SinoHub’s continued success depends in large part on its ability to attract, train, motivate and retain qualified management and highly-skilled employees, particularly managerial, technical, sales, and marketing personnel, technicians, and other critical personnel. Any failure to attract and retain the required highly-trained managerial and technical personnel who are integral to production and development and technical support teams may have a negative impact on the operation of SinoHub’s plants, which would have a negative impact on revenues. There can be no assurance that SinoHub will be able to attract and retain skilled persons and the loss of skilled technical personnel would adversely affect its business .

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

SinoHub conducts substantially all of its business in China.  SinoHub’s Chinese operations are, and will be, subject to risks generally associated with conducting businesses in foreign countries, such as:

·	any general economic downturn in China which affects consumer demand for the components we process and sell;
·	changes in applicable laws and regulations– for example, Customs regulations in China are quite complicated and are subject to change;
·	challenges to, or failure of, title – should the Company purchase facilities, it is more difficult in China to perfect clear title than it is in the United States and this represents a potential risk;
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

As of December 31, 2008, we had issued and outstanding approximately (i) 24,501,989 shares of common stock, warrants for 2,511,712 shares of common stock and options exercisable for 660,175 shares of common stock.  These securities will be eligible for public sale only if registered under the Securities Act or if the stockholder qualifies for an exemption from registration under Rule 144 or Rule 701 under the Securities Act, or other applicable exemption. We believe that our stockholders will not be entitled to sell our shares pursuant to Rule 144 until March 30, 2010.  In addition to the restrictions on resale imposed by the securities laws, a number of our outstanding shares are subject to contractual restrictions on resale.  An aggregate of 398,093 shares of SinoHub common stock subject to Lock-Up Agreements entered into among such holders and SinoHub in connection with the Merger have lock-up restrictions that will expire on May 14, 2009.  An additional 2,100 shares of SinoHub common stock subject to Lock-Up Agreements entered into among the holders of such shares and SinoHub in connection with the issuance of an aggregate of 1,900 shares of common stock to such holders to enable them to own a round lot of shares of SinoHub common stock have lock-up restrictions that will expire on July 18, 2009, and a further 6,078,827 shares owned by our President and by our CEO in the aggregate subject to Lock-Up Agreements between the President and CEO and the placement agent for our September 2008 private placement have lock-up restrictions that will expire on the first anniversary of the date on which the registration statement described below becomes effective.  The holders of an aggregate of 7,352,750 shares of SinoHub common stock issued in respect of SinoHub International’s Series A, B and C Convertible Preferred Stock in connection with the reverse merger were entitled to piggy back and demand registration rights with respect to the shares of SinoHub International common stock into which such preferred stock was convertible pursuant to the terms of certain Stock Purchase Agreements entered into among SinoHub International and such holders.  While we do not believe that these rights extend to the shares of SinoHub common stock received by such holders in the Merger, it is possible that such holders may take a different view, and there can be no guarantee that, if they choose to litigate the matter, a court would find in our favor.  The Company has filed a registration statement on Form S-1 to register for resale an aggregate of 5,202,627 shares of outstanding common stock and 2,203,256 shares of common stock issuable upon exercise of outstanding warrants, including the 398,093 shares subject to the lock-up expiring on May 14, 2009 (which lock-up does not apply to resales made pursuant to the registration statement).  The market price of our capital stock could drop significantly if the holders of the shares being registered in that registration statement sell them or are perceived by the market as intending to sell them. Moreover, to the extent that additional shares of our outstanding common stock are either registered for resale or Rule 144 or an exemption from registration becomes available to the holders of such shares, and such shares are sold or the holders of such shares are perceived as intending to sell them, the market price of our capital stock could drop further. These factors also could make it more difficult for us to raise capital or make acquisitions through the issuance of additional shares of our common stock or other equity securities.

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
Telephone: 801-272-9294
Facsimile: 801-277-3147

Securities Authorized for Issuance Under Equity Compensation Plans

The Board of Directors of the Company has approved the SinoHub, Inc. 2008 Stock Plan and has reserved 3,000,000 shares for issuance under the Plan.  The Company intends to present the plan to its stockholders for approval at the next annual meeting of stockholders.  There are currently options to purchase an aggregate of 252,524 shares of common stock outstanding under the Plan.  In connection with the reverse merger, the Company also assumed options to purchase an aggregate of 489,451 shares of common stock previously issued under SinoHub International’s 2000 Stock Incentive Plan, of which options to purchase an aggregate of 407,651 shares of common stock are currently outstanding and no other securities are authorized for issuance under the 2000 Plan.

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

During March 2007, the Company issued 371,842 shares of common stock to the spouse of the CEO for agreeing to let SinoHub use the condominium in which she holds 50% ownership (and our CEO Henry T. Cochran owns the remaining 50%) as collateral for a bank loan at fair value of $43,000.

During May 2007, the Company issued 956,166 shares of common stock to the former Chief Financial Officer. The shares were valued at the market price on the date of issuance yielding an aggregate fair value of $109,000.

During November 2007, the Company issued 69,057 shares of common stock for services to third parties at fair value of $7,865.

On March 20, 2007, a former employee exercised his stock options to purchase 8,301 shares of common stock for $781.

On June 8, 2007, a former employee exercised his stock options to purchase 2,656 shares of common stock for $250.

On November 12, 2007, a warrant to purchase 148,537 shares was exercised for common stock for $17,000 . The warrant was initially issued for services on November 12, 2006 and was exercisable at $0.11 per share of the Company’s common stock. The warrant was determined to have a total market value of $9,000 using the Black-Scholes option pricing model.

On November 19, 2007, a former director exercised his non-qualified stock option to purchase 36,520 shares of common stock for $3,438. The option to purchase 53,120 shares of common stock was initially issued on January 19, 2005.  The remaining part of the option to purchase 15,625 shares of common stock expired and was forfeited.

On December 5, 2007, a director exercised his non-qualified stock option to purchase 53,120 shares of common stock for $2,500. The option was initially issued on June 1, 2001.

On December 11, 2007, a stockholder exercised his warrant to purchase 106,241 shares of Series A Convertible Preferred Stock for $17,000.  The warrant was initially issued as partial consideration for a loan made by the stockholder to the Company on June 21, 2004 and was exercisable at $0.16 per share of the Company’s Series A Convertible Preferred Stock.

On December 28, 2007, a stockholder exercised his warrant to purchase 130,451 shares of common stock for $15,000. The warrant was initially issued for services on January 27, 2007 and was exercisable at $0.11 per share of the Company’s common stock.

On November 27, 2007, the Company sold a warrant to purchase 265,602 of the Company’s Series C Convertible Preferred Stock at an exercise price of $0.75 per share to an accredited investor for a purchase price of $50,000.  During November and December 2007, the Company sold 1,699,852 shares of Series C Convertible Preferred Stock  for $1,280,000, which shares include 265,602 shares issued upon the exercise of a warrant. The shares were sold to four accredited investors, including the warrant holder.

Issuances of Liberty Alliance Securities

The following issuances of securities were made by Liberty Alliance , Inc. prior to its merger with SinoHub:

In June 2006, Liberty Alliance , Inc. issued 5,714,286 shares of restricted common stock to Lorikeet, Inc., a company controlled by Steven L. White, its principal stockholder and sole officer and director prior to the merger with SinoHub, for $20,000.

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

All of the shares issued by Liberty Alliance , Inc. were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act and no commissions were paid relating to any of the securities issued.

Issuances of Company Securities

The following issuances of securities were made by the Company in connection with or subsequent to the Merger:

Pursuant to the Agreement and Plan of Merger, on May 14, 2008, we issued 18,290,000 shares of our common stock to the former stockholders of SinoHub, Inc. (approximately 46 holders).  Such securities were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration, in part pursuant to Regulation S and Regulation D under the Securities Act of 1933 and in part pursuant to Section 4(2) of the Securities Act of 1933.  We made this determination based on the representations of the stockholders of SinoHub, Inc. that such stockholders were either (a) "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Act, and that such stockholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the entities and individuals understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Upon the closing of the M erger, we also issued 510,000 shares of the Company’s common stock to certain consultants for services rendered in connection with the Merger.  The vast majority of these shares were issued to a consultant, JCGlobal Capital Partners LLC, who provided consulting services to help the company engage SEC counsel and investment bankers in the process of the Company’s Chinese operations becoming part of a public entity through a reverse merger and raising a private investment in public equity. In particular, JCGlobal advised SinoHub International directly in consummating a reverse merger involving Liberty Alliance, a NASD over-the-counter bulletin board shell company.

In July 2008, we issued an aggregate of 190 shares of the Company’s common stock to shareholders who held fractional shares as a result of the 1-3.5 reverse stock split of the Company’s common stock effected in July 2008 pursuant to the terms of the amendment to the Company’s Certificate of Incorporation effecting the reverse stock split which called for fractional shares to be rounded up.  As no consideration was paid by the shareholders for such shares, the issuance of such shares did not constitute a “sale” under the Securities Act.

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

On October 29, 2008 employees exercised their stock options to purchase an aggregate of  71,166 shares of common stock for an aggregate price of $8,000.

On December 16, 2008, the Company issued 22,200 shares for services to employees at fair value of $50,000 pursuant to the Company’s 2008 Stock Plan ..

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

Each mobile phone built by one of our customers contains between 100 and 200 electronic components that have an aggregate resale value of between $15 and $ 60 . At present, our business mix is weighted toward the lower end of the scale (the high end is “smart” phones) with the average purchase price of the electronic components that go into a phone one of our customers would make being around $ 25 . We have customers who make hundreds of thousands of phones per month. In the past, we have only been able to handle part of their business because of liquidity constraints (our procurement-fulfillment business requires us to have available capital to purchase components for inventory prior to reselling them to customers). However, we are currently seeking to increase our business with several customers who want to give us the opportunity to supply them with components for a larger share of their business.

Our main customers are the mobile phone design houses and printed circuit board assembly (PCBA) manufacturers who sell to the second tier phone (i.e., mid-range priced) integrators who sell mobile phones locally in China. Design houses are responsible for the hardware design of the PCBA (the phone’s “motherboard”) and for the software of the phone. PCBA manufacturers are responsible for surface mounting the electronic components on the printed circuit boards for the phones.  Final assembly of the phones often is done by an integrator who sources the PCBA and other component parts such as the display, camera, sound system, housing, keyboard and battery.  There are several business models around the actual production of the PCBA. A design house may subcontract with a PCBA manufacturer to build the motherboards. Conversely, the PCBA manufacturer may buy a design from a design house or develop one internally and then produce the PCBA to sell directly to the integrator. Along with pure PCBA manufacturer customers, our design house customers are increasingly subcontracting with SinoHub to manage the process of PCBA production.  Because we were limited by our capital prior to closing our private placement in September 2008, we were forced to be very selective in the design houses that we took on as customers and thus far those design houses have been able to generate significant business for us.

Our growth in the mobile phone component business has been driven by the fact that in recent years there has been a shift away from the branded products offered by the multi-national companies that previously dominated the second tier phone market to non-branded phones that sell at substantially less than the big brand products.  The first tier (or top tier) mobile phone market in China is dominated by big multi-national companies such as Nokia, Sony-Ericsson, Motorola and Samsung. These companies are too large to be served by SinoHub’s current capacity.  The first tier is the market for premium mobile phones mainly sold in urban areas at high prices.  The second tier mobile phone market is also mainly in urban areas, but is a more price sensitive market and one that is increasingly dominated by non-branded mobile phones such as the ones our customers produce.  SinoHub believes it has adequate capacity to serve the needs of these second-tier customers and that, through cost-effective procurement practices, it can deliver components to these price-sensitive customers at competitive prices.

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

History and Basis of Reporting

SinoHub, Inc. (formerly known as Liberty Alliance, Inc.) is a Delaware corporation, originally incorporated in Utah in 1986, and subsequently merged and reorganized as Liberty Alliance, Inc. in Delaware in 1991.  In May 2008, Liberty Alliance, Inc., its wholly-owned subsidiary SinoHub Acquisition Corp., SinoHub, Inc., and Steven L. White, the principal stockholder of Liberty Alliance, Inc., entered into an Agreement and Plan of Merger pursuant to which SinoHub Acquisition Corp. merged with and into SinoHub, Inc. and SinoHub, Inc. became a wholly-owned subsidiary of Liberty Alliance, Inc.  After completion of the merger, the original stockholders of Liberty Alliance held approximately 6% of the issued and outstanding shares of Liberty Alliance, Inc. common stock on a fully diluted basis and the former stockholders of SinoHub, Inc., including the shares issued to consultants for services rendered in connection with the merger, held approximately 94% of Liberty Alliance, Inc. issued and outstanding shares of common stock.

Subsequent to the completion of the merger, on July 18, 2008, Liberty Alliance , Inc. amended its certificate of incorporation to change its name to SinoHub, Inc. and effect a 3.5-to-1 reverse stock split of all issued and outstanding shares of its common stock.

For financial reporting purposes, the reverse takeover of the Company has been accounted for as a recapitalization of the Company with SinoHub International as the accounting acquirer whereby the historical financial statements and operations of SinoHub International , Inc. became the historical financial statements of the Company, with no adjustment of the carrying value of the assets and liabilities. When we refer in this Form 10-K to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of SinoHub International , Inc. on a consolidated basis unless the context suggests otherwise.

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

Net Sales

Net sales for the year ended December 31, 2008 was $79.5 million, up 176% from $28.8 million recorded in the prior year.  The Company reports net sales on the basis of two business categories, supply chain management services and electronic component sales.  In the year ended December 31, 2008, net sales of supply chain management services increased 138% to $5.0 million from $2.1 million in the prior year.  This increase was primarily based on the addition of nine large manufacturer customers who, we believe, were attracted to SinoHub by our online software system, SinoHub SCM.  As a result, net sales of supply chain management services to manufacturer customers are growing rapidly as a percentage of total SCM sales. The percentages of SCM sales accounted for by supplier customers and by manufacturer customers in 2008 were approximately 60% and 40%, respectively, a big change from roughly 90% and 10%, respectively, in 2007.  In the year ended December 31, 2008, net sales of electronic components increased 179% to $74.5 million from $26.7 million in the prior year.  We believe that the main driving force behind this increase was the Company’s ability to obtain from its supplier customers better pricing for its manufacturer customers than they were able to achieve on their own, and new functionality in SinoHub SCM, such as online bill of material management and the use of bar codes to pre-sort components for processing, that made it easier for manufacturer customers to operate their supply chains.  Electronic component sales are made in two ways, individually negotiated sales and sales of components in procurement-fulfillment projects. For the year ended December 31, 2008 individually negotiated sales rose almost 123% to $40.5 million and procurement-fulfillment sales rose approximately 300% to $34 million. Procurement-fulfillment sales are growing faster than individually negotiated component sales because we have added a number of new mobile phone design houses as procurement-fulfillment customers and these customers have significant volume.

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

CONSOLIDATED FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

The Company’s strategic plans include continued expansion and support of our SCM Platform (consisting of SinoHub SCM, key service centers in Hong Kong, Shenzhen, and Shanghai, and a supply chain management service team providing real time support) and electronic component sales, including procurement-fulfillment programs.  As a result of the working capital investments necessary to support these plans, the Company will continue to require cash and financing resources to meet and exceed its objectives. The Company’s cost of capital increased with the private financing we closed on September 10, 2008 for net proceeds of approximately $6.5 million. Since gross proceeds were approximately $7.5 million, the cost burden of $1 million represented 13.3%.  Our cost of capital with China Construction Bank and Industrial and the Commercial and Industrial Bank of Fujian was approximately 6% at December 31, 2008.  Most of the working capital the Company intends to raise in the near to medium term is expected to come from Chinese banks, which, to date, have not been affected by the global credit crisis nearly as much as the US and European banks.  While there can be no assurance that we will not experience a problem in the future, to date we have not had any collection problems with any procurement-fulfillment project funded.  We may also seek to raise additional capital in public or private equity offerings.

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

The Company must generally pay the purchase price of electronic components for procurement-fulfillment customers and then recoup the purchase price from the customer upon delivery.  We only purchase standard components which are readily saleable.  When a manufacturer customer gives us a procurement-fulfillment project, the customer inputs a bill of materials with their supplier and price information into SinoHub SCM.  Our job is to purchase these electronic components, substituting our suppliers if we can get a better price and, when we have the entire bill of materials assembled, import the components into China and deliver the components to the customer’s factory floor. Our typical procurement-fulfillment sale to a customer requires the customer to post a deposit of 15% to 20% of the cost of the components and we generally provide 30 day payment terms.  The terms begin when the project is approved, but SinoHub does not actually pay for the components until we receive them and in some cases we receive terms from the suppliers allowing us to defer payment for up to 30 days after delivery.   The Company’s borrowings vary based on the timing of procurement-fulfillment projects, large spot component sales, use of our VAT import line and use of our export reimbursement line.  Generally, borrowings from our lenders have not exceeded $6,000,000, or 53% of our available capacity.  As a vendor of electronic components and a supply chain management service provider, we do not manufacture any of the electronic component products that we supply.  Consequently, our capital expenditures are significantly lower than what they would be if we were required to purchase and maintain manufacturing equipment.  Currently, the interest rates under our borrowing arrangements with our lenders range from 5% to 6.83%, and our outstanding borrowings of $2,123,000 at December 31, 2008 had a weighted average interest rate of 5.5%.  Our cost of borrowing for the entire year of 2008 was approximately 6%..

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

Item 9B.   Other Information.

None.

PART III

Item 10.    Directors, Executive and Corporate Governance

         DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is information regarding our current directors and current executive officers. Except as set forth below, there are no family relationships between any of our directors or executive officers. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns or is removed by the Board or his successor is elected and qualified. Directors are elected each year by our stockholders at the annual meeting. Each director holds his office until he resigns or is removed and his successor is elected and qualified.

Name	Age	Position	Term as a Officer or Director (1)
Henry T. Cochran	65	Chief Executive Officer and Chairman of the Board	May 2008 to the Present
Lei Xia	40	President and Director	May 2008 to the Present
De Hai Li	39	Chief Financial Officer	November 2008 to the present
Charles T. Kimball	63	Director	November 2008 to the Present
Will Wang Graylin	40	Director	January 2009 to the Present
Richard L. King	70	Director	February 2009 to the Present
Robert S. Torino	55	Director	February 2009 to the Present
Afshin Yazdian	35	Director	February 2009 to the Present

_______________
(1)
 Reflects the date appointed to the Board of SinoHub, Inc.  For those persons who served as directors or officers of SinoHub International, Inc. prior to the reverse merger, their terms as directors or officers of SinoHub International, Inc. commenced on the following dates:  Henry T. Cochran – March 1999, Lei Xia – July 2000 and Li De Hai – March 2005.

The following is a brief description of the business experience and background of the Company’s current directors and executive officers:

Henry T. Cochran – Chief Executive Officer and Chairman of the Board

Mr. Cochran is the Chief Executive Officer of SinoHub, Inc. (the business currently known as SinoHub) and a founder of SinoHub International.  Mr. Cochran is a co-owner with Mr. Xia in GenNext Technology, Ltd. Mr. Cochran has served as Chairman of the Board of the predecessor company since inception in March 1999 and of SinoHub since the reverse merger in May 2008 with that predecessor and as Chief Executive Officer of the predecessor since May 2005. From April 2001 until becoming CEO of SinoHub International, Mr. Cochran was a business consultant.  Mr. Cochran was President and CEO of Content Integrity, Inc. until April 2001. Prior to the formation of Content Integrity, Mr. Cochran was President and CEO of Advanced Visual Systems Inc., a leader in data visualization software for developers. Before AVS, he was Vice President of the Advanced Indexing Products department of Sybase, Inc. to which he sold his former company, Expressway Technologies. Mr. Cochran was the founder and CEO of Expressway Technologies, formerly known as Henco Software. Henco was founded in 1975. Mr. Cochran is regarded in the industry as one of the pioneering entrepreneurs in fourth-generation languages for his design of INFO, the product that launched Henco into the front lines of the software industry in the early 1980s. Mr. Cochran holds a M.S. degree in mathematics from the University of Maryland and a B.S. in mathematics and economics from Vanderbilt University.

Lei Xia – President

Mr. Xia has been the President of SinoHub since the reverse merger in May 2008 and was a founder of SinoHub International.   Mr. Xia is a co-owner with Mr. Cochran in GenNext Technology, Ltd. Since May 2005 Mr. Xia has been responsible for the strategic business development, sales and marketing of first SinoHub International and, after the reverse merger, SinoHub. From July 2000 until May 2005, Mr. Xia was the Chief Executive Officer of SinoHub International and oversaw all of SinoHub International’s operations. Prior to founding SinoHub International, Mr. Xia founded RGL Beijing, a high-end software distributor and solution provider. Prior to RGL Beijing, Mr. Xia helped to start NEFAB (China). NEFAB is a Swedish manufacturer and packaging solution provider to major OEMs such as Ericsson, Nokia, Motorola and Nortel. Mr. Xia held the position of China country sales manager for NEFAB and built a nationwide sales and service team from ground up. He started his career in the Chinese electronics industry in 1995 as general manager of Arrow Electronics Shanghai branch, where he built the most successful sales team of Arrow China. To begin his career in electronics, Mr. Xia worked in Arrow Electronics’ headquarters under Steve Kaufman, Arrow’s CEO, in 1994 as a management trainee for one year. Mr. Xia holds a B.S. in Electrical Engineering from the University of Alabama.

De Hai Li – Chief Financial Officer

Mr. Li was re-appointed Chief Financial Officer of SinoHub on November 28, 2008. Mr. Li initially became Chief Financial Officer of SinoHub in May 2008 following the reverse merger and on September 11, 2008, he resigned his position as Chief Financial Officer of SinoHub and became Vice President of Finance.   Mr. Li joined SinoHub International as its Chief Financial Officer on March 1, 2005. Prior to joining SinoHub, Mr. Li was the Chief Financial Officer of Shenzhen Excellence Investment Development Co., Ltd., which provides international logistics management, bonded warehouse, international shipment, international trading, real estate management and construction services. Mr. Li became the Chief Financial Officer of Shenzhen Excellence in May 2003. While at Shenzhen Excellence, Mr. Li raised capital of RMB 120 million, managed the acquisition of a State-owned company and created an effective financial management system for all seven subsidiaries.  Prior to Excellence, Mr. Li was the Chief Financial Officer of Hong Kong B&D Engine Co., Ltd. (Shenzhen) a large scale OEM for Mercedes Benz.  Mr. Li began his career in The Fourth Survey and Design Institute of China Railway where he progressed from bookkeeper, accountant, accounting supervisor and financial controller to chief finance officer. Mr. Li holds a Bachelor’s degree in Economics and Management from Hubei University.

Charles T. Kimball – Director

From April 2006 until March 20, 2009, Mr. Kimball served as the chief research consultant for Bosera Fund Management Co., Ltd., one of the first mutual fund companies established in China, where he advised senior management on best practices in asset management and investment research.  From April 2000 to March 2006 he was a partner at CTK Financial Services an independent financial advisor, focused on extended financial markets research and asset allocation. Until March 2000, Mr. Kimball held a near 28-year career with JP Morgan and related entities, where among his roles, he served as head of international investments for the Multi-Markets Funds Group at JP Morgan Asset Management; head of investment research at Morgan Trust Bank in Tokyo; and equity analyst at Morgan Guaranty Trust, covering the electrical equipment and electronics industries, including electronic component distribution companies.

Mr. Kimball received a bachelor’s degree with honors in economics from Harvard University and an MBA from Stanford University Graduate School of Business.  He recently received a certificate in environmental economics, management and finance from the Center for Environment Research and Conservation (CERC) at Columbia University.

Will Wang Graylin – Director

Will Wang Graylin, has started five companies focused on mobile computing, security and payments since his graduate thesis on “Addressing the Complexity of Mobile Computing” at MIT nearly a decade ago. Mr. Graylin is currently the founder and CEO of ROAM Data, a premier Mobile Application and Payment Services company, helping enterprises extend valuable data and transactions to the cell phones of their mobile professionals.  Before ROAM, from December 2001 to April 2007 he was founder and CEO of WAY Systems, a mobile Point of Sales (POS) services company. He grew WAY from zero to the #2 Mobile POS provider in the U.S. and was honored with the 2005 “Movers & Shakers Award” by Transaction World magazine. Prior to WAY from March 2000 to November 2001 he was founder and CEO of EntitleNet, a security software company, sold to BEA Systems for a profit in 2001. Before that from March 1999 to March 2000 he was founding President of Marbles, later Skyfire Technologies, the first mobile thin client software company focused on enterprise applications for mobile workforces. He earned two Masters degrees from MIT (MBA & MSEECS) through the Leaders for Manufacturing program, after serving as a US Navy Nuclear Submarine Officer for nearly 6 years, the first naturalized China born immigrant to serve in this program.  Will is fluent in English, Mandarin and Cantonese.

Richard L. King – Director

Dr. Richard L. King, Ph.D. has been a venture partner at Los Angeles-based GRP, which manages more than $600 million in assets, since May 2001. Dr. King also serves on the science advisory board at New York University. He began his career in finance as an electronics analyst, applying his advanced sciences education at leading Wall Street firms and initiating investment banking relationships with such companies as National Semiconductor, Mostek and Unitrode. Dr. King moved on to become an investment banker, and then a venture capitalist concentrating exclusively in high technology ventures. Born in Shanghai, Dr. King is a grandson of two of the original founders of the Bank of China. He is a member and former director of the Committee of 100, an organization of prominent Chinese Americans founded to encourage stronger relations between the U.S. and Greater China, and a member of the World Affairs Council of San Francisco. He has lectured in Taiwan on the venture capital industry at the invitation of the Minister of Finance. Dr. King received his Doctorate in Physics from New York University and attended Stern Graduate School of Business at New York University.

Robert S. Torino – Director

Robert S. Torino is the chief operating officer of iPayment, Inc., a provider of credit and debit card-based payment processing services to small merchants, where he has been an officer since January 2001. Prior to that, Mr. Torino held the positions of chief financial officer, executive vice president and chief operating officer of iPayment Technologies, Inc., a predecessor of iPayment, Inc. Mr. Torino was also CEO of M80 Technologies, Inc., a software development company, and was president and CEO of software development company TRUE Software Inc. Mr. Torino received a Bachelor of Arts degree in Accounting from Boston College, Magna Cum Laude, and is a Certified Public Accountant.

Afshin Yazdian – Director

Afshin Yazdian has served as the executive vice president and general counsel for iPayment, Inc. since 2001. He previously was general counsel and vice president of mergers and acquisitions for eConception, a technology venture fund. Mr. Yazdian also has previously practiced in the corporate and mergers and acquisitions groups at Waller Lansden Dortch & Davis, PLLC, a Nashville, Tennessee-based law firm.

Mr. Yazdian received a Bachelor of Business Administration degree from Emory University in Atlanta, and graduated with honors from the University of Miami School of Law.

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Classification of Directors

We do not have a classified or “staggered” Board.

Committees of the Board of Directors

The Company’s Board of Directors established an audit committee in March 2009 comprised of Robert Torino, Afshin Yazdian and Charles T. Kimball. Mr. Torino serves as the chairman of the audit committee. The audit committee is primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.  Mr. Torino serves as our audit committee financial expert as that term is defined by the applicable SEC rules. The Company believes that while the members of the committee are collectively capable of analyzing and evaluating financial statements and understanding internal control over financial reporting and disclosure controls procedures, the Board of Directors has determined that only Mr. Torino qualifies as an “audit committee financial expert.”

The Company’s Board of Directors may establish nominating and compensation committees when the board determines it to be advisable. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The compensation committee would be primarily responsible for reviewing and approving salary and benefit policies (including stock options), including compensation of the Company’s executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP
REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our shares of Common Stock to file with the SEC initial reports of ownership of shares of Common Stock and reports of changes in such ownership. The SEC’s rules require such persons to furnish us with copies of all Section 16(a) reports that they file. Based on a review of these reports, we believe that the applicable Section 16(a) reporting requirements were complied with for all transactions which occurred in the fiscal year ended December 31, 2008 except that our Chief Financial Officer De Hai Li failed to report the sale of 212,482 shares of our common stock by his spouse in September 2008 on a Form 4.  Mr. Li reported this sale on a Form 5 filed on February 17, 2009.

Corporate Governance Matters

As further described in this Item 10 of Part III under the heading “Committees of the Board of Directors”, the Company established an audit committee of its board in March 2009. The Company may create a separate compensation committee of its board when the board determines it to be advisable.

Code of Ethics. A code of business conduct and ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the code. We are not currently subject to any law, rule or regulation requiring that we adopt a code of ethics; however, we have adopted one.   The Company filed a copy of this Code of Ethics as Exhibit 10.37 to this amended Annual Report on Form 10-K for the year ended December 31, 2008.

Audit Committee. Our audit committee comprises  Robert Torino, Afshin Yazdian and Charles T. Kimball. Mr. Torino serves as the chairman of the audit committee. The audit committee is primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.  Mr. Torino serves as our audit committee financial expert as that term is defined by the applicable SEC rules.

Board of Directors Independence. Our Board of Directors consists of seven members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors. The following five members of the Board of Directors are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules:  Robert Torino, Afshin Yazdian, Charles T. Kimball, Will Wang Graylin  and Robert L. King.

Audit Committee Financial Expert. The Board of Directors has determined that Robert Torino is an “audit committee financial expert” who is “independent” as defined in Item 407(d)(5) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

Nominating Committee. We have not yet established a nominating committee. Our Board of Directors, sitting as a board, performs the role of a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a nominating committee.

Compensation Committee. We have not yet established a compensation committee. Our Board of Directors, sitting as a board, performs the role of a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee. We intend to establish a compensation committee if the Board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

Indemnification Agreements

We have entered into indemnification agreements with our officers and directors   Under the terms of the indemnification agreements, we agreed to indemnify our officers and directors against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent director in connection with any proceeding if the officer or director acted in good faith and did not derive an improper personal benefit from the transaction or occurrence that is the basis of the proceeding.

Item 11.    Executive Compensation

DIRECTOR AND EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to (i) all individuals serving as the Company’s principal executive officer or acting in a similar capacity during the last two completed fiscal years, regardless of compensation level, and (ii) the Company’s two most highly compensated executive officers other than the principal executive officers serving at the end of the last two completed fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		Stock Awards(1)		Total Compensation
Henry T. Cochran, Chief Executive Officer	2008	$100,985(2)		$5,124		$-		$106,109
	2007	$55,611		$4,637		$-		$60,254
Lei Xia, President	2008	$82,847		$3,660		$-		$86,507
	2007	$39,722		$3,310		$-		$43,032
De Hai Li, Chief Financial Officer	2008	$80,474		$3,953		$-		$84,427
	2007	$31,778		$11,703		$108,900		$152,381
Steven L. White, Chief Executive Officer(3)	2008	$0	$		$		$
	2007	$0		$0		$0		$0

(1) The amounts in this column represent the amount recognized for financial statements reporting purposes under FAS 123R. The assumptions made when calculating the amounts in this table are found in Note 11 to the SinoHub consolidated financial statements for the year ended December 31, 2007 included herein.

(2) Mr. Cochran’s base salary has increased to $230,000 per annum on October 1, 2008, which change was incorporated in the employment contracts described in “Employment Contracts” below.  .

(3) Upon consummation of the reverse merger in May 2008, Mr. White resigned as Chief Executive Officer.  Mr. White was not paid any compensation for service in such role in 2007 or 2008 because the company was not operating while he served as Chief Executive Officer but he was reimbursed for expenses incurred on behalf of SinoHub.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to the value of all unvested stock options held by the Company’s Named Executive Officers at December 31, 2008.

Name	Number of	Number of	Option Exercise	Option Expiration
	Securities	Securities	Price	Date
	Underlying	Underlying	($)
	Unexercised	Unexercised
	Options (#)	Options (#)
	Exercisable	Unexercisable(1)
Henry T. Cochran	-	-
Lei Xia		-
De Hai Li	-	2,500	$0.10	April 1, 2015
De Hai Li	-	2,500	$0.10	August 5, 2015
De Hai Li	-	5,160	$0.10	October 20, 2015

(1)Each option vests at a rate of 6.25% of the shares subject to the original grant each quarter until fully vested on April 1, 2009, August 5, 2009 and October 20, 2009, respectively.

Director Compensation

The following table sets forth all compensation awarded to, earned by or paid to the directors in 2008:

Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Henry T. Cochran	0	0	0	0	0	$	)	$0
Lei Xia	0	0	0	0	0	$	)	$0
Zan Wang(1)	0	0	0	0	0	$	)	$0
Steven White(1)	0	0	0	0	0	$	)	$0
Charles T. Kimball(2)	$1,000	0	$3,420	0	0	$	)	$4,420
	0	0	0	0	0		0	0

(1)  These persons have resigned as directors of the Company.

(2) Non-qualified option to purchase 2,524 shares of SinoHub Common Stock at $2.48 (average of 5 prior trading days closing price) for a period of 3 years granted on January 14, 2009 for service to the Company for the fourth quarter of 2008. The Black-Scholes price of the option was calculated at $1.355. The company has booked a related expense of $3,420 for the fourth quarter of 2008.

All compensation paid to our employee directors is set forth in the tables summarizing executive officer compensation above.   Beginning July 1, 2008, non-employee directors were entitled to receive $1,000 for each meeting attended in person and quarterly stock option grants of an amount of shares that will produce a value of $5,000 under the Black-Scholes pricing model.  As set forth in the table above, Mr. Kimball received $1,000 in 2008 for one meeting attended and in January 2009 received options with a value equal to a pro rated portion of the $5,000 due to his partial quarter of service in the fourth quarter of 2008.  Beginning March 2009, members of the audit committee were entitled to receive $3,000 for each audit committee meeting attended in person and annual stock option grants of an amount of shares that will produce a value of $16,000 under the Black-Scholes pricing model, and the chairman of the audit committee was entitled to receive $3,500 for each audit committee meeting attended in person and annual stock option grants of an amount of shares that will produce a value of $20,000 under the Black-Scholes pricing model.

Employment Contracts

The officers have entered into standard employment contracts with subsidiaries of SinoHub, pursuant to which the officers are engaged to serve in their respective positions.  The employment contracts set forth the officer’s annual salary, hours of work, social insurance requirements and other terms.  This is the standard form of employment contract entered into with all of SinoHub’s employees.   The terms of the employment contracts include the following:

Name	Term	Monthly Wage	Job Title
Henry T. Cochran	January 1, 2009 through December 31, 2009	$19,167(1)	Chief Executive Officer
Lei Xia	January 1, 2009 through December 31, 2009	$16,667	President
De Hai Li	January 1, 2009 through December 31, 2009	$15,000	Chief Financial Officer

(1) A portion of Mr. Cochran’s monthly salary is payable in RMB at a rate of 35,000 RMB per month.  The RMB-denominated portion of Mr. Cochran’s salary has been converted into US dollars at a rate of 6.83 RMB per dollar, the exchange rate as of April 9, 2009.

Each of Messrs. Cochran, Xia and Li are employed by both of the Company’s principal subsidiaries, SinoHub Electronics Shenzhen, Ltd. and B2B Chips, Ltd., which are located in the areas where they spend most of their time, Shenzhen and Hong Kong, respectively, and a portion of their salaries is paid by each company. Were they to be employed by SinoHub, Inc. in the USA, it would make it very difficult for Mr. Cochran and Mr. Xia (both US citizens) to get Shenzhen resident permits.  In Mr. Li’s case, since he is a Chinese citizen, if he were to be employed by SinoHub, Inc. in the US it might raise potential issues for him, including obtaining the requisite work permits and possible tax liability.

The employment agreements between B2B Chips and each of the named executive officers  provide for the payment of one month’s wages in the event the agreements are terminated by the Company on less than one month’s notice and for repatriation of the named executive officers to Hong Kong or, at the officer's request, to his place of origin if such place is nearer to his place of work, at the Company’s expense, in the event of the termination of the agreements by the Company, as a result of the disability of the officer, or by the officer upon one month’s notice or forfeiture of one month’s wages to the Company or as a result of a breach of the applicable agreement by the Company

Other than as set forth above, there are no material terms of the contracts that provide for payments in connection with the resignation, retirement or other termination of a named executive officer or in connection with a change of control and except as disclosed above, there are no other arrangements with any Named Executive Officer with respect to termination of employment or change of control transactions.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information as of March 31, 2009 regarding the beneficial ownership of stock by (a) each stockholder who is known by the Company to own beneficially in excess of 5% of the Company’s outstanding stock; (b) each director; (c) the Company’s chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock (the only class of outstanding stock), except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 24,580,798 shares of common stock outstanding, as of March 31, 2009.  Except as otherwise indicated in the footnotes to the table, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

	Common Stock
Name of Beneficial Owner	#		% (1)
Officers and Directors
Henry T. Cochran (2)	3,835,290		15.6
Lei Xia (2)	2,443,537		9.9
De Hai Li (2) (3)	853,641		3.5
Charles T. Kimball (4)(5)	2,524		-
Will Wang Graylin (6)	-		-
Richard L. King (7)	3,280		-
Robert S. Torino (8)	25.000		0.1
Afshin Yazdian (9)	-		-
Steven L. White (10)	196,093		0.8

All Officers and Directors as a Group (8 persons)	7,359,365	(3)	29.9

5% Holders
Jan Rejbo	4,400,925		17.9
Russell Cleveland	3,529,406	(11)	14.4

(1)	The percentage of Common Stock is calculated based upon 24,580,798 shares issued and outstanding.
(2)	The business address for these individuals is 6/F, Building 51, Road 5, Qiongyu Blvd., Technology Park, Nanshan District, Shenzhen 518053, People’s Republic of China.
(3)	Includes 3,715 shares issuable pursuant to an outstanding stock option within 60 days after March 31, 2009.
(4)	The home address for this individual is P. O. Box 232, Katonah, New York 10536
(5)	Includes 2,524 shares issuable pursuant to an outstanding stock option within 60 days after March 31, 2009.
(6)	The home address for this individual is 15 Birch Pond Dr., Saugus, MA 01906
(7)	The home address for this individual is 1000 Mason Street, San Francisco, CA 94108
(8)	The business address for this individual is c/o iPayment, Inc., 26707 West Agoura Road, Suite 100, Calabasas, CA 91302
(9)	The business address for this individual is c/o iPayment, Inc., 40 Burton Hills, Suite 415, Nashville, TN 37215
(10)
The home address for this individual is 386 North 210 East, Mapleton UT 84664.  Upon consummation of the reverse merger in May 2008, Mr. White resigned as Chief Executive Officer.  Includes 196,093 shares held by Lorikeet, Inc. over which Steven L. White exercises voting and investment control.

(11)
Includes: (i) 1,764,704 held by Renaissance US Growth Investment Trust Plc, which includes 588,234 shares which may be purchased pursuant to currently exercisable warrants, (ii) 882,351 held by Global Special Opportunities Trust Plc, which includes 294,116 shares which may be purchased pursuant to currently exercisable warrants and (iii) 882,351 held by Premier RENN US Emerging Growth Fund Ltd., which includes 294,116 shares which may be purchased pursuant to currently exercisable warrants.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

During the last two fiscal years, we have not entered into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest. There are no transactions presently proposed, except as follows:

1.
On January 17, 2007, Henry T. Cochran, CEO and Chairman of SinoHub’s Board of Directors, purchased a one year 7.69% Note from SinoHub, Inc. in the amount of RMB 1,658,000 (approximately $213,000) which was repayable on demand. This Note was repaid by SinoHub on March 20, 2007.  Interest expense paid on this Note for the year ended December 31, 2007 was $3,500.

2.
On March 20, 2007, SinoHub issued 371,842 shares of its common stock to Linda Marie Hetue, the spouse of Henry T. Cochran, the Company’s CEO and Chairman for agreeing to let SinoHub use the condominium in which she holds 50% ownership (and Henry T. Cochran owns the remaining 50%) as collateral for a revolving cash bank loan from Shenzhen Development Bank in the principal amount of $650,000 initially made on March 15, 2007. This bank loan agreement was terminated on its due date of March 15, 2008.  Ms. Hetue and Mr. Cochran have provided the condominium as collateral with respect to subsequent loan agreements, the most recent one being dated September 25, 2008 for $4.4 million with Commercial Industrial Bank of Fujian (CIB) and repayable on September 25, 2009, with no further consideration payable for the provision of such collateral. The loans from CIB generally have 1 year terms with repayment in full required at the end of the term and a new loan agreement put in place at that time. The shares issued to were valued at $43,000.  The value of the payment was determined by the CFO of the Company, taking into account, among other factors, the value of the asset provided as collateral.  The Company’s subsidiary, SinoHub Electronics Shenzhen, Ltd. and the Company’s President, Lei Xia, and his spouse, Hantao Cui, both shareholders of the Company, have also provided guarantees for the CIB loan with no consideration paid to them.

3.
On January 17, 2008, SinoHub’s subsidiary SinoHub Electronics Shenzhen, Ltd. acquired direct ownership of SinoHub SCM Shanghai, Ltd.  from Sai Lin Xu.    Prior to that date, SinoHub Electronics Shenzhen was the sole beneficial owner of SinoHub SCM Shanghai and record ownership of SinoHub SCM Shanghai was held in the name of Ms. Xu, the mother-in-law of Lei Xia, the Company’s President, who acted as trustee pursuant to a Declaration of Trust that vested all beneficial rights in the stock to SinoHub Electronics Shenzhen and compelled the trustee to act at the direction of SinoHub Electronics Shenzhen.  The trust arrangement was originally established at a time when Chinese regulations only allowed import/export licenses to be issued to companies that were 100% owned by Chinese citizens. SinoHub Electronics Shenzhen was willing to terminate the trust arrangement with respect to the shares of SinoHub SCM Shanghai after this ownership requirement was removed.  SinoHub Electronics Shenzhen paid nominal consideration for the transfer of the shares. In accordance with the terms of the Declaration of Trust, no material monetary payment was associated with this acquisition because through the Declaration of Trust, SinoHub Electronics Shenzhen had borne all costs relating to the formation of SinoHub SCM Shanghai.

4.
The Company distributed electronic components to and resold electronic products purchased from GenNext Technology, Ltd., a company owned jointly by Henry T. Cochran, the Company’s CEO and Chairman and Lei Xia, the Company’s President and member of the Board of Directors of the Company. The goods were electronic components.  Since China’s currency is not freely convertible there are a number of customers who require their financial transactions to be domiciled in Hong Kong using a “hard” currency (usually USD or HKD). The related company was used for transactions that the customer required to be domiciled in Hong Kong. GenNext was used to operate outside the PRC and to take advantage of its existing banking relationships.  GenNext assisted the Company by facilitating certain foreign exchange transactions, settled obligations to certain suppliers on behalf of the Company, and collected certain customer remittances on behalf of the Company. Commencing in the fourth quarter of 2008, the Company discontinued these related company activities as the Company’s Hong Kong operation achieved the required assignment of customer contracts and bank accounts to support foreign exchange transactions. In addition, the related company provided certain warehousing and logistics services to the Company during the development of its Hong Kong operation. In each case the amount of consideration was based on the cost of goods plus labor costs. The labor costs were based on the actual square footage of GenNext’s warehouse that the Company used.

Payment amounts to GenNext were determined by cost pass-through without mark-up.

During the years of 2008, 2007 and 2006, the Company sold goods totaling approximately $1.5 million, $1.2 million and $860,000, respectively, to GenNext and purchased goods totaling approximately $3,000,000, $504,000 and $450,000, respectively, from GenNext.

The Company paid no service fees to GenNext in 2008 and paid service fees totaling $197,000 and $112,000, respectively, in 2007 and 2006, which amount was determined by cost pass-through without mark-up based on actual square feet of GenNext’s warehouse that the Company used.

During 2008, the Company received rental income of $154,000 for the lease of warehouse space to GenNext, which amount was determined by cost pass-through without mark-up based on actual square feet of the Company’s warehouse that GenNext used.

At December 31, 2006, the Company owed GenNext $1,637,000 which was interest free and repayable on demand.  The Company repaid GenNext approximately $1,300,000 in 2007 in connection with advances made by GenNext in 2006 to assist the Company in establishing operations for certain subsidiaries in the PRC. These advances were non-interest bearing loans. In addition, the Company repaid GenNext $1,000,000 in 2007 in connection with prepayments made by GenNext to assist the Company in facilitating certain foreign exchange transactions and collecting certain customer remittances. At December 31, 2007, GenNext owed the Company $1,493,000, which was interest free and repayable on demand. This amount included $700,000 advanced by the Company to GenNext for anticipated payments to be made by GenNext in 2008 to assist the Company in facilitating certain foreign exchange transactions and collecting certain customer remittances. During 2008, GenNext repaid the Company a total of $1,600,000 and at December 31, 2008, there was no amount outstanding between the Company and GenNext.

5.
At December 31, 2006, the Company owed the Chairman and CEO $203,000 for loans made to the Company, which amount was payable on demand. Interest expense was charged at 6.5% per annum on the amount due. Interest expense related to this obligation was $4,000 and $15,000 in 2007 and 2006. The amount was repaid in 2007.

6.
 On April 10, 2008, B2B Chips acquired SinoHub Technology (Hong Kong) from its owners, Henry T. Cochran, the Company’s CEO and Chairman, and Lei Xia, the Company’s President and member of the Board of Directors, for HKD 10,000 ($1,290), which represented the initial capital contributions of Messrs. Cochran and Xia in the company.  SinoHub Technology never conducted any business and its sole asset at all times was a Hong Kong bank account holding the balance of the capital contributions.  The acquisition of SinoHub Technology by B2B Chips was a purchase for convenience and the purchase price was fixed by the SinoHub’s CFO at HKD 10,000 ($1,290), the value of SinoHub Technology’s sole asset, i.e., the cash balance of its bank account, and the cash spent on organizing SinoHub Technology.

7.
In May 2008, Liberty Alliance, Inc., SinoHub Acquisition Corp., known as the Merger Sub, SinoHub, Inc., known as the Acquired Sub, and Steven L. White, the principal stockholder of Liberty Alliance, Inc., entered into an Agreement and Plan of Merger pursuant to which the Merger Sub agreed to merge with and into the Acquired Sub, with the Acquired Sub being the surviving corporation. In connection with the merger, Liberty Alliance, Inc. issued to the stockholders of the Acquired Sub 18,290,000 shares of the Company’s common stock in exchange for all the outstanding shares of the Acquired Sub’s preferred and common stock and the Company assumed options exercisable for additional shares of common stock. Under the Agreement and Plan of Merger, Steve White, the controlling shareholder of the company while it was a dormant shell and its sole director, surrendered 5,203,907 shares of common stock of Liberty Alliance, Inc. and was granted piggyback registration rights with respect to the remaining 196,093 shares he owned.  Mr. White also executed a lock-up agreement with the Company that expires on May 14, 2009, which agreement does not restrict his ability to sell his shares pursuant to this prospectus.

Director Independence

The following five members of the Company’s board of directors are “independent” as defined under the rules of the NASDAQ Stock Market:  Robert Torino, Afshin Yazdian, Charles T. Kimball, Will Wang Graylin  and Robert L. King.

Item 14.    Principal Accountant Fees and Services

Jimmy C.H. Cheung & Co., Certified Public Accountants is our Principal Independent Registered Public Accountants engaged to examine our financial statements for the fiscal years ended December 31, 2008 and 2007. The following table shows the fees that we paid or accrued for the audit and other services provided by Jimmy C.H. Cheung & Co., for the fiscal years ended December 31, 2008 and 2007.

Audit Fees

This category includes the audit of our annual financial statements, review of financial statements included in our annual and quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees

This category consists of assurance and related services by the independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”. The services for the fees disclosed under this category include services relating to our registration statement and consultation regarding our correspondence with the SEC.

Tax Fees

This category consists of professional services rendered for tax compliance and tax advice.

All Other Fees

This category consists of fees for other miscellaneous items

Fee Category	2008	2007

Audit Fees	$147,800	$162,500

Audit-Related Fees	$--	$--

Tax Fees	$--	$--

All Other Fees	$--	$--

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

(3)   Exhibits

The following exhibits are filed as part of this report:

 EXHIBITS

Exhibit No.	Description

2.1
Agreement and Plan of Merger by and among Liberty Alliance, Inc., a Delaware corporation, SinoHub Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company, SinoHub, Inc., a Delaware corporation and Steven L. White, the principal stockholder of Liberty Alliance, Inc., dated May 12, 2008 (includes registration rights for the holders of shares subject to a lock-up).  (1)

3.1	Amendment and Amended and Restated Certificate of Incorporation of SinoHub, Inc. ** *
3.3.1	Amended and Restated Bylaws of SinoHub, Inc., as amended by Amendment No. 1. *
4.1	Form of Series A and B Common Stock Warrant. (2)
10.1	Lease dated June 10, 2008 between San On Investments No. 1 Limited and B2B Chips, Limited*** *

10.2	Lease Agreement by and between Zhou Dan and SinoHub SCM Shanghai, Ltd. dated March 23, 2006. (3)
10.3	Shanghai Wai Gao Qiao Bonded Zone Tenancy Agreement by and between Shanghai Xin Yong Logistics Ltd. and SinoHub Electronics Shanghai, Ltd., dated June 1, 2008. (3)
10.4	Lease Contract dated August 10, 2008 between China Great Wall Computer Shenzhen Co., Ltd. and SinoHub SCM Shenzhen, Ltd.*** *
10.5	Securities Purchase Agreement dated September 10, 2008, among SinoHub, Inc. and the investors listed on the Schedule of Buyers on Annex A. (2)
10.6	Registration Rights Agreement dated September 10, 2008, among SinoHub, Inc. and the investors signatory thereto. (2)
10.6.1	Waiver and General Release Agreement dated December 30, 2008 among SinoHub, Inc. and the investors signatory thereto. * *
10.6.2	Second Waiver and General Release Agreement dated February 19, 2009 among SinoHub, Inc. and the investors signatory thereto. * *
10.6.3	Third Waiver Agreement dated March 6, 2009 among SinoHub, Inc. and the investors signatory thereto.* *
10.7	Declaration of Trust dated January 30, 2008 between SinoHub Electronics Shenzhen, Ltd., (as “Beneficial Owner”), and Hantao Cui (as the “Trustee”).*** *
10.8	Form of Contract of Employment. (3)
10.9	Form of Non-Solicitation, Invention Assignment and Non-Disclosure Agreement. (4)
10.10	Trade Financing Loan between Shenzhen Branch, China Construction Bank and SinoHub SCM Shenzhen, Ltd. commencing on August 22, 2008 * *
10.11	Short Term Loan Contract between CIB Shenzhen Branch and SinoHub SCM Shenzhen, Ltd. for six months commencing on September 25, 2008. * *
10.12	Credit Line Contract between CIB Shenzhen Branch and SinoHub SCM Shenzhen, Ltd. for one year commencing September 25, 2008. * *
10.13	Promissory Note Issued by SinoHub, Inc. to Henry T. Cochran, dated January 17, 2007. (3)
10.14	Promissory Note Issued by SinoHub, Inc. to Peter Schech, dated January 27, 2007*** *
10.15	Promissory Note Issued by SinoHub, Inc. to Peter Schech, dated January 27, 2008*** *
10.16	Promissory Note Issued by SinoHub, Inc. to Jan Rejbo, dated June 20, 2007*** *
10.17	Promissory Note Issued by SinoHub, Inc. to Tracey C. Hutchinson, dated January 26, 2007****
10.18	Contract of Employment dated January 1, 2009 between SinoHub Electronics Shenzhen, Ltd and Henry T. Cochran**** *
10.19	Employment Contract dated January 1, 2009 between B2B Chips, Ltd. and Henry T. Cochran**** *
10.20	Contract of Employment dated January 1, 2009 between SinoHub Electronics Shenzhen, Ltd and Lei Xia**** *
10.21	Employment Contract dated January 1, 2009 between B2B Chips, Ltd. and Lei Xia* *
10.22	Contract of Employment dated January 1, 2009 between SinoHub Electronics Shenzhen, Ltd and Li De Hai*
10.23	Employment Contract dated January 1, 2009 between B2B Chips, Ltd. and Li De Hai*
10.24	Guaranty Agreement dated June 26, 2007 between SinoHub SCM Shenzhen, Ltd. and Shenzhen Hongfeng Paper Products Co. Limited * *
10.25	Form of Lock-Up Agreement between SinoHub, Inc, and certain shareholders of SinoHub, Inc.* *
10.26	SinoHub, Inc. 2008 Stock Plan.**
10.26.1	SinoHub, Inc. 2000 Stock Plan.*
10.27	Contract of Mortgage of Maximum Amount dated August 21, 2008 between CIB Shenzhen Nanxin and Linda Marie Hetue* *

10.28	Contract of Guarantee of Maximum Amount dated August 21, 2008 between CIB Shenzhen Nanxin and Lei Xia.* *
10.29	Contract of Guarantee of Maximum Amount dated August 21, 2008 between CIB Shenzhen Nanxin and Hantao Cui* *
10.30	Equity Transferring Agreement dated January 17, 2008 between SinoHub Electronics Shenzhen Ltd. and SinoHub SCM Shanghai Ltd.* *
10.31	Equity Transferring Agreement dated April 10, 2008 between B2B Chips Limited and SinoHub Technology (Hong Kong) Limited* *
10.32	Loan for Export Rebates Custody Account between Shenzhen Branch, China Construction Bank and SinoHub SCM Shenzhen, Ltd. commencing on May 12, 2008 *
10.33	Loan for Import Duties Custody Account between Shenzhen Branch, China Construction Bank and SinoHub SCM Shenzhen, Ltd. commencing on February 4, 2009 *
10.34	Contract of Guarantee of Maximum Amount dated September 21, 2008 between CIB Shenzhen Nanxin and SinoHub Electronics Shenzhen, Ltd.*
10.35	Contract of Guarantee of Maximum Amount dated September 21, 2008 between CIB Shenzhen Nanxin and Shenzhen Yin Zhao Co., Ltd.*
10.36	Form of Indemnification Agreement for Officers and Directors.*
10.37	Code of Ethics.

 (1) Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on May 15, 2008.

(2) Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on September 16, 2008.

(3) Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on May 20, 2008.

(4) Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on September 22, 2008.

*Previously filed with Amendment No. 4 to the Registration Statement on Form S-1 on April 14, 2009.

**Previously filed with Amendment No. 3 to the Registration Statement on Form S-1 on March 17, 2009.

** * Previously filed with the Registration Statement on Form S-1 on October 24, 2008.

*** * Previously filed with Amendment No. 1 to the Registration Statement on Form S-1 on December 17, 2008.

**** * Previously filed with Amendment No. 2 to the Registration Statement on Form S-1 on January 20, 2009.

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

SINOHUB, INC.

Date: April 30, 2009	By:	/s/ Henry T. Cochran
Henry T. Cochran
Chief Executive Officer

Date: April 30, 2009	By:	/s/ De Hai Li
De Hai Li
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Henry T. Cochran	Director and Chief Executive Officer	April 30, 2009
Henry T. Cochran	(Principal Executive Officer)

/s/ De Hai Li	Chief Financial Officer	April 30, 2009
De Hai Li	(Principal Financial and Accounting Officer)

/s/ Lei Xia	Director	April 30, 2009
Lei Xia

/s/ Charles T. Kimball	Director	April 30, 2009
Charles T. Kimball

/s/ Will Wang Graylin
Will Wang Graylin	Director	April 30, 2009

/s/Richard L. King	Director	April 30, 2009
Richard L. King

/s/Robert S. Torino	Director	April 30, 2009
Robert S. Torino

/s/ Afshin Yazdian	Director	April 30, 2009
Afshin Yazdian

SINOHUB, INC. AND SUBSIDIARIES

Jimmy C.H. Cheung & Co Certified Public Accountants (A member of Kreston International)	Registered with the Public Company Accounting Oversight Board

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

/s/ Jimmy C.H. Cheung & Co.
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

The accompanying notes are an integral part of these consolidated financial statements

SINOHUB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years ended December 31,
	2008	2007
NET SALES
Supply chain management services	$4,973,000	$2,096,000
Electronic components	74,511,000	26,698,000
Total net sales	79,484,000	28,794,000
COST OF SALES
Supply chain management services	1,444,000	995,000
Electronic components	61,830,000	21,130,000
Total cost of sales	63,274,000	22,125,000

GROSS PROFIT	16,210,000	6,669,000

OPERATING EXPENSES
Selling, general and administrative	3,276,000	2,297,000
Depreciation	389,000	383,000
Merger related expenses	511,000	-
Allowance for doubtful debts	1,237,000	-
Loss on disposal of property and equipment	5,000	-
Total operating expenses	5,418,000	2,680,000

INCOME FROM OPERATIONS	10,792,000	3,989,000
OTHER INCOME (EXPENSE)
Interest expense	(251,000)	(146,000)
Interest income	66,000	124,000
Other, net	27,000	43,000
Total other income (expense)	(158,000)	21,000

INCOME BEFORE INCOME TAXES	10,634,000	4,010,000
Income tax expense	2,151,000	509,000

NET INCOME	8,483,000	3,501,000

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	541,000	285,000

COMPREHENSIVE INCOME	$9,024,000	$3,786,000

SHARE AND PER SHARE DATA
Net income per share-basic	$0.41	$0.22
Weighted average number of shares-basic	20,925,000	15,797,000
Net income per share-diluted	$0.40	$0.22
Weighted average number of shares-diluted	21,460,000	15,929,000

The accompanying notes are an integral part of these consolidated financial statements

SINOHUB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2008 and 2007

				Retained earnings	Appropriated	Accumulated
	Common stock		Additional	(Accumulated	retained	other comprehensive
	Shares	Amount	paid-in capital	deficit)	earnings	income (loss)	Total

Balances at December 31, 2006	14,707,257	$15,000	$2,941,000	$(849,000)	$13,000	$(16,000)	$2,104,000
Stock issued on exercise of warrants	385,229	-	49,000	-	-	-	49,000
Stock issued for cash	1,699,852	2,000	1,278,000	-	-	-	1,280,000
Warrants issued for cash			50,000	-	-	-	50,000
Exercise of stock options	100,597	-	57,000	-	-	-	57,000
Stock compensation - shares issued	956,166	1,000	108,000	-	-	-	109,000
Stock compensation - options issued	-	-	6,000	-	-	-	6,000
Stock issued for services	440,899	-	51,000	-	-	-	51,000
Warrants issued for services	-	-	9,000	-	-	-	9,000
Distribution to stockholders	-	-	(40,000)	-	-	-	(40,000)

Net income for the year	-	-	-	3,501,000	-	-	3,501,000
Foreign currency translation gain	-	-	-	-	-	285,000	285,000
Comprehensive income	-	-	-	-	-	-	3,786,000

Transfer to appropriated retained earnings	-	-	-	(343,000)	343,000	-	-

Balances at December 31, 2007	18,290,000	$18,000	$4,509,000	$2,309,000	$356,000	$269,000	$7,461,000
Reverse merger recapitalization	1,200,000	1,000	(1,000)	-	-	-	-
Stock issued for services	510,000	1,000	433,000	-	-	-	434,000
Stock issued for cash	4,406,533	5,000	6,477,000	-	-	-	6,482,000
Stock compensation - options issued	-	-	53,000	-	-	-	53,000
Exercise of stock options	71,166	-	8,000	-	-	-	8,000
Stock compensation - shares issued	22,200	-	50,000	-	-	-	50,000
Rounding shares issued due to the reverse share split	190	-	-	-	-	-	-
Shares issued to odd lot holders	1,900	-	-	-	-	-	-

Net income for the year	-	-	-	8,483,000	-	-	8,483,000
Foreign currency translation gain	-	-	-	-	-	541,000	541,000
Comprehensive income	-	-	-	-	-	-	9,024,000

Transfer to appropriated retained earnings	-	-	-	(368,000)	368,000	-	-

Balances at December 31, 2008	24,501,989	$25,000	$11,529,000	$10,424,000	$724,000	$810,000	$23,512,000

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

In May 2008, Liberty Alliance, Inc., SinoHub Acquisition Corp., known as the Merger Sub, SinoHub, Inc., known as the Acquired Sub, and Steven L. White, the principal stockholder of Liberty Alliance, Inc., entered into an Agreement and Plan of Merger pursuant to which the Merger Sub agreed to merge with and into the Acquired Sub, with the Acquired Sub being the surviving corporation.  In connection with the merger, Liberty Alliance, Inc. issued to the stockholders of the Acquired Sub 18,290,000 shares (as adjusted for reverse stock split) of the Company’s common stock in exchange for all the outstanding shares of the Acquired Sub’s preferred and common stock and the Company assumed options exercisable for additional shares of common stock.  At the closing, Liberty Alliance, Inc. also issued 510,000 shares (as adjusted for reverse stock split) of the Company’s common stock to certain consultants for services rendered in connection with the Merger. Immediately following the merger, the Company had 20,000,000 shares of common stock outstanding and options exercisable for an additional 489,451 shares (as adjusted for reverse stock split) of common stock.  The conclusion of these events was deemed to be a reverse takeover transaction, or RTO, after which the original stockholders of the Company held approximately 6% of the issued and outstanding shares of the Company’s common stock on a fully diluted basis and the Acquired Sub’s stockholders, including the shares issued to consultants, held approximately 94% of the Company’s issued and outstanding shares of common stock.

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

10.           STOCKHOLDERS’ EQUITY

Merger and Reverse Stock Split

The company’s reverse merger transaction has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of the Acquired Sub become the historical financial statements of the Company, with no adjustment of the carrying value of the assets and liabilities. In connection with the reverse merger, the principal stockholder of Liberty Alliance, Inc. contributed 5,203,907 shares of common stock (adjusted for reverse stock split) held by him back to the Company for nil consideration. Following the reverse merger, Liberty Alliance, Inc. issued to the stockholders of the Acquired Sub 18,290,000 shares (as adjusted for one for 3.5 reverse stock split) of the Company’s common stock in exchange for all the outstanding shares of the Acquired Sub’s common stock comprising 10,282,288 shares of common stock and 6,933,334 shares of Acquired Sub’s preferred stock, of which 3,000,000 were designated Series A Convertible Preferred Stock (convertible into 3,000,000 shares of Acquired Sub’s common stock), 2,333,334 shares were designated Series B Convertible Preferred Stock (convertible into 2,333,334 shares of Acquired Sub’s common stock), and 1,600,000 shares were designated Series C Convertible Preferred Stock (convertible into 1,600,000 shares of Acquired Sub’s common stock).  The Company also assumed options outstanding exercisable for additional 489,451 shares (as adjusted for reverse stock split) shares of common stock.  At the closing, Liberty Alliance, Inc. also issued 510,000 shares (as adjusted for reverse stock split) of the Company’s common stock to certain consultants for services rendered in connection with the Merger. Immediately following the merger, the Company had 20,000,000 shares of common stock outstanding and options exercisable for an additional 489,451 shares (as adjusted for reverse stock split) of common stock.

The financial statements have been prepared as if the reverse merger transaction had occurred retroactively at the beginning of the periods presented. Share and per share amounts reflect the effects of the recapitalization and reverse stock split for all periods presented. Accordingly, all of the outstanding shares of the Acquired Sub’s common stock and preferred stock at the completion date of the reverse merger transaction have been exchanged and converted to 18,290,000 shares (as adjusted for reverse stock split) of the Company’s common stock for all periods presented. In addition, the presentation for all periods includes equity share transactions of the Acquired Sub as adjusted for the effects of the recapitalization and reverse stock split.  All costs associated with the transaction were expensed as incurred.

Equity Share Transactions

In May 2007, the Company issued 956,166 shares to an officer of the Company. The shares were valued at the market price on the date of issuance, at fair value of $109,000.

In March 2007, the Company issued 371,842 shares to the spouse of the Company’s current CEO at fair value of $43,000 for agreeing to let the Company use the condominium in which she holds 50% ownership as collateral for a bank loan.

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

11.          STOCK OPTIONS

The Company granted qualified stock options under the Company’s 2000 Incentive Stock Option Plan (the “2000 ISOP”) and 2008 Incentive Stock Option Plan (the “2008 ISOP”). At December 31, 2008, stock options to purchase 660,175 shares of common stock at an exercise price ranging from $0.09 to $2.48 per share were outstanding. The exercise prices were determined by the Board at the time of grant.  In each case the exercise price was not less than the fair market value of the common stock as determined by the Board in good faith taking into account such factors as recent issuances of preferred stock with an appropriate discount factored in relative to the common shares.  The exercise prices  for options issued under the 2000 ISOP following the sale of preferred stock by the Company during November and December of 2007 represent a discount to the issuance price of $0.78 for such preferred stock taking into account the added value of the conditions in the preferred stock (for example, it was redeemable with 10% appreciation). The exercise prices for options issued under the 2008 ISOP represent the closing price of the Company’s common stock on the business day preceding the grant date.  The stock options granted become exercisable (“vested”) as to 25% of the original number of shares on the first anniversary of the grant date and as to an additional 6.25% of the original number of shares at the end of each successive three-month period following the first anniversary of the grant date until the fourth anniversary of the grant date. Unless earlier terminated, these stock options granted shall expire ten years after the grant date.  Following the reverse merger, all preferred stock which were convertible on the basis of one share of preferred stock for one share of common stock issued were exchanged for common stock of Liberty Alliance, Inc. retroactively adjusted for all periods presented.

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

In May 2008, Liberty Alliance, Inc., SinoHub Acquisition Corp., known as the Merger Sub, SinoHub, Inc., known as the Acquired Sub, and Steven L. White, the principal stockholder of Liberty Alliance, Inc., entered into an Agreement and Plan of Merger pursuant to which the Merger Sub agreed to merge with and into the Acquired Sub, with the Acquired Sub being the surviving corporation. In connection with the merger, Liberty Alliance, Inc. issued to the stockholders of the Acquired Sub 18,290,000 shares (as adjusted for reverse stock split) of the Company’s common stock in exchange for all the outstanding shares of the Acquired Sub’s preferred and common stock and the Company assumed options exercisable for an additional 489,451 shares (as adjusted for reverse stock split) of common stock. In connection with the Company’s reverse merger, Steve White, the controlling shareholder of the company while it was a dormant shell and its sole director, surrendered 5,203,907 shares of common stock of Liberty Alliance, Inc.  (as adjusted for reverse stock split) and was granted piggyback registration rights with respect to the remaining 196,093 shares he owned. Mr. White also executed a lock-up agreement with the Company that expires on May 14, 2009.

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

A director and his spouse provided guarantees to a bank for banking facilities extended to the Company.

During 2007, the Company repaid $203,000 due to a director.

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