Form 10-K/A
period 2008-12-31
SINOHUB, INC.
filed 2009-05-12
CIK 1406574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2 )

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

SINOHUB, INC.
FORM 10-K

Explanation

SinoHub, Inc. (the “Company”, “our” or “we”) determined that certain of the disclosures made in the original annual report on Form 10-K for the year ended December 31, 2008, as amended by Amendment No. 1 to Form 10-K for the year ended December 31, 2008, did not respond fully to the items required by Form 10-K or did not conform completely to the requirements of Form 10-K.  The following material changes have been made to this amended report:


We have added additional  risk factors in Part I, Item 1A to address the potential risks of our general lack of long-term contracts with our customers and the potential rescission rights of certain stockholders;

	We have supplemented the discussion in Part II, Item 5 under the caption “Recent Sales of Unregistered Securities”;

	We have supplemented the discussion of the nature of our business with related company GenNext Technology, Ltd. in the fourth section of Part III, Item 15;

This Amendment No. 2 continues to speak as of the date of the original Form 10-K for the year ended December 31, 2008, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 2 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K on March 17, 2009.

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

Each mobile phone built by one of our customers contains between 100 and 200 electronic components that have an aggregate value of between $15 and $60. At present, our business mix is weighted toward the lower end of the scale (the high end is “smart” phones) with the average purchase price of the electronic components that go into a phone one of our customers would make being around $25. We have customers who make hundreds of thousands of phones per month. In the past, we have only been able to handle part of their business because of liquidity constraints (our procurement-fulfillment business requires us to have available capital to purchase components for inventory prior to reselling them to customers). However, we are currently ramping up with several customers who want to give us the opportunity to supply them with components for a larger share of their business. In the last three years, mobile phone components have accounted for approximately 70% of our business and network equipment components have accounted for approximately 15% of our business. We expect these percentages to grow slightly in 2009 as we focus on these two vertical markets. 90% of our manufacturer customers in these areas sell their products into the local Chinese market. As a result, we have yet to feel much adverse effect from the global slowdown because demand has remained strong for these products in China. Because sales of mobile phones in the PRC typically spike around Chinese New Year which occurs in either January or February, the fourth calendar quarter is usually our biggest volume quarter. Normally, the first quarter is our weakest quarter because of this long holiday, with the second and third quarters showing consecutive increases. A typical pattern of revenue for our Company would be 15%, 20%, 25% and 40% for the first through fourth quarters respectively. 2008 proved to be an exception as the third quarter was a very robust quarter because of some delayed business coming over from the prior quarter and unusually strong demand. The only inventory SinoHub carries is electronic components that we are staging for procurement-fulfillment projects. We never buy components without a corresponding order to purchase the components. In 2008, SinoHub had three customers, all in the mobile phone business, who accounted for 12%, 10% and 7% of our revenue respectively. We expect this concentration to go down as our business expands. We do not have backlog orders, but with the successful completion of each procurement-fulfillment project and component sale, we look for repeat orders from existing customers.

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

-
Bank line facility with the Commercial and Industrial Bank of Fujian in Shenzhen in the amount of $4,400,000 to support its component sales business. Approximately $3,650,000 of the facility is available to support the issuance of letters of credit and approximately $750,000 of this facility is available as a short-term loan.   Restricted cash balances are required as security for draws against the facility and the bank requires guarantors from a subsidiary and shareholders and a lien on a PRC property owned by a director. In addition, the bank requires third party guarantees from a subsidiary, SinoHub Electronics Shenzhen, Ltd., and shareholders, Lei Xia , our President, and his spouse Hantao Cui and a lien on a PRC property co-owned by Henry T. Cochran, our CEO with his spouse, Linda Marie Hetue.  In addition, the bank requires a third party guarantor.  The third-party guarantor is Shenzhen Yin Zhao Co., Ltd., which required the Company to pay it a fee of $72,000 for providing its guaranty.  The only relationship between the Company and Shenzhen Yin Zhao Co., Ltd. is the guaranty. The facility is available through September, 2009.

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

Unexpected order cancellations by our customers could materially adversely affect our business, results of operations, financial condition or liquidity.

Our sales are typically made pursuant to individual purchase orders, and we generally do not have long-term contracts with our customers.  While we try to limit the risk of non-payment by providing that customer orders for procurement-fulfillment projects and purchase orders for component purchases are non-cancelable, and by making almost all of our spot component sales on a COD basis, we do provide our customers with payment terms on component sales that occur in connection with procurement-fulfillment projects.  While we generally collect a deposit of 15-20% on each procurement-fulfillment project, deal only in standard components, and limit the size of each order, we cannot be certain that every invoice for a completed order will be paid on time and that collection issues will not materially adversely affect our business, results of operations, financial condition or liquidity.

SinoHub generally does not have long-term contracts with its significant customers.

We generally do not have long-term contracts with our customers.  In 2008, SinoHub had three customers, all in the mobile phone business, who accounted for 12%, 10% and 7% of our revenue, respectively.  While we expect this concentration to go down as our business expands, if the concentration remains and we are not able to secure further business from these customers or are unable to replace the business provided by these customers, it may have a material adverse affect on our business, results of operations, financial condition or liquidity.

SinoHub will be required to hire and retain skilled technical and managerial personnel.

SinoHub’s continued success depends in large part on its ability to attract, train, motivate and retain qualified management and highly-skilled employees, particularly managerial, technical, sales, and marketing personnel, technicians, and other critical personnel. Any failure to attract and retain the required highly-trained managerial and technical personnel who are integral to production and development and technical support teams may have a negative impact on the operation of SinoHub’s plants, which would have a negative impact on revenues. There can be no assurance that SinoHub will be able to attract and retain skilled persons and the loss of skilled technical personnel would adversely affect its business.

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

The issuance of certain of securities may not have been made in compliance with the federal and state securities laws, which exposes us to potential liabilities, including potential rescission rights.

Between August 6, 2008 and November 19, 2008, we issued an aggregate of 1,900 shares of the Company’s common stock to odd lot holders for no cash consideration in order to bring their holdings up to round lots pursuant to an offer made to all such odd lot holders.  Such holders were required to sign a lock-up agreement with respect to such shares.  On December 16, 2008, the Company issued 22,200 shares of common stock for services to 14 employees at fair value of $50,000 pursuant to the Company’s 2008 Stock Plan.  Between October 29, 2008 and January 26, 2009 certain employees exercised their stock options to purchase an aggregate of 149,975 shares of common stock for an aggregate exercise price of $19,800.  These offerings were not registered under the Securities Act of 1933 or applicable state securities laws, and it is possible that there were not available exemptions from registration under such laws applicable to these offerings.

If any of these offerings did not qualify for such exemption, an investor in such offering would have the right to rescind its purchase of the securities if it so desired. Generally the remedy for rescission is the return of the original purchase price plus interest from the date of the sale.  Given the nature of the deemed consideration for the certain of the issuances in question, it is unclear what the remedy would be, although any remedy would likely include termination of the lock-up agreement.  It is possible that if an investor should seek rescission, such investor would succeed or that we would settle such claims to avoid the cost of litigation. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. Given the aggregate amount of shares issued we do not believe that if all of the affected shareholders elect rescission that it would have a material impact on the Company, However, we may also become subject to fines and penalties that could be imposed by the SEC and state securities agencies, which could be significant.

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

On November 12, 2007, a warrant to purchase 148,537 shares was exercised for common stock for $17,000. The warrant was initially issued for services on November 12, 2006 and was exercisable at $0.11 per share of the Company’s common stock. The warrant was determined to have a total market value of $9,000 using the Black-Scholes option pricing model.

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

Issuances of Liberty Alliance Securities

The following issuances of securities were made by Liberty Alliance, Inc. prior to its merger with SinoHub:

In June 2006, Liberty Alliance, Inc. issued 5,714,286 shares of restricted common stock to Lorikeet, Inc., a company controlled by Steven L. White, its principal stockholder and sole officer and director prior to the merger with SinoHub, for $20,000.

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

All of the shares issued by Liberty Alliance, Inc. were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act and no commissions were paid relating to any of the securities issued.

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

Between August 6, 2008 and November 19, 2008, we issued an aggregate of 1,900 shares of the Company’s common stock to odd lot holders in order to bring their holdings up to round lots.  The holders were all holders of the shares of the Company’s common stock prior to the Merger but who otherwise had no relationship with the Company.  The shares were initially offered in reliance on the position that such issuances were not  a “sale” as such term is defined in Section 2(a)(3) of the Securities Act as there was no cash consideration paid for such shares.  The sole consideration for the shares was the execution and delivery of lock-up agreements by these stockholders pursuant to which they agreed to lock up their shares until July 18, 2009.  However, as the issuance of the shares was conditioned on the execution of the lock-up agreements, the lock-up agreements may be deemed sufficient consideration to cause such issuance to be deemed a “sale” under the Securities Act.  If this occurs, the Company would have been required to either register the shares under the Securities Act or issue the shares pursuant to a different exemption from registration, and accordingly the holders of the shares may have rescission rights.

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

On October 29, 2008 employees exercised their stock options to purchase an aggregate of  71,166 shares of common stock for an aggregate price of $8,000.  These shares were offered and sold in reliance on the exemption from registration afforded by Rule 701 promulgated under the Securities Act.  While Rule 701 is generally unavailable to issuers subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), at the time of such issuances the staff of the Division of Corporation Finance of the Securities and Exchange Commission had issued its Devon Energy Corporation no action letter (available May 12, 1989) based on a situation in which, following a corporate acquisition, the acquired private company’s stock plan and options were assumed by the publicly registered parent company and the options were converted into options to purchase stock of the parent, sales of stock pursuant to the exercise of such options may be made in reliance on Rule 701.  The options exercised by the employees were in all instances issued by SinoHub International in accordance with the terms of Rule 701 prior to the Merger and assumed by the Company pursuant to the terms of the Merger.

In December 16, 2008, the Company issued 22,200 shares for services to employees at fair value of $50,000 pursuant to the Company’s 2008 Stock Plan. The shares were offered in reliance on the position that such issuances were not a “sale” as such term is defined in Section 2(a)(3) of the Securities Act.  The issuance involved a limited number of shares and was voluntary on the part of the Company.  The issuance of the shares was not tied to the achievement of specific performance goals, and the employee recipients were not offered the opportunity to choose between cash and the shares.  To the extent that such shares are deemed to have been granted to the employees for consideration, such grants may be deemed to have been sales under the Securities Act, and in the absence of another applicable exemption from registration, the employees may be entitled to rescission rights with respect to such grants.

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

Each mobile phone built by one of our customers contains between 100 and 200 electronic components that have an aggregate resale value of between $15 and $60. At present, our business mix is weighted toward the lower end of the scale (the high end is “smart” phones) with the average purchase price of the electronic components that go into a phone one of our customers would make being around $25. We have customers who make hundreds of thousands of phones per month. In the past, we have only been able to handle part of their business because of liquidity constraints (our procurement-fulfillment business requires us to have available capital to purchase components for inventory prior to reselling them to customers). However, we are currently seeking to increase our business with several customers who want to give us the opportunity to supply them with components for a larger share of their business.

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

Subsequent to the completion of the merger, on July 18, 2008, Liberty Alliance, Inc. amended its certificate of incorporation to change its name to SinoHub, Inc. and effect a 3.5-to-1 reverse stock split of all issued and outstanding shares of its common stock.

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

Fiscal Year Ended December 31, 2008 Compared to December 31, 2007:

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

The following is a brief description of the business experience and background of the Company’s current directors and executive officers:

Henry T. Cochran – Chief Executive Officer and Chairman of the Board

Mr. Cochran is the Chief Executive Officer of SinoHub, Inc. (the business currently known as SinoHub) and a founder of SinoHub International.  Mr. Cochran is a co-owner with Mr. Xia in GenNext Technology, Ltd.   From 2006-2008, GenNext’s sole business was to assist the Company by facilitating certain foreign exchange transactions, settling obligations to certain suppliers on behalf of the Company, and collecting certain customer remittances on behalf of the Company.  Upon the termination by the Company of its business arrangements with GenNext in 2008, GenNext has ceased to engage in active operations.   Mr. Cochran has served as Chairman of the Board of the predecessor company since inception in March 1999 and of SinoHub since the reverse merger in May 2008 with that predecessor and as Chief Executive Officer of the predecessor since May 2005. From April 2001 until becoming CEO of SinoHub International, Mr. Cochran was a business consultant.  Mr. Cochran was President and CEO of Content Integrity, Inc. until April 2001. Prior to the formation of Content Integrity, Mr. Cochran was President and CEO of Advanced Visual Systems Inc., a leader in data visualization software for developers. Before AVS, he was Vice President of the Advanced Indexing Products department of Sybase, Inc. to which he sold his former company, Expressway Technologies. Mr. Cochran was the founder and CEO of Expressway Technologies, formerly known as Henco Software. Henco was founded in 1975. Mr. Cochran is regarded in the industry as one of the pioneering entrepreneurs in fourth-generation languages for his design of INFO, the product that launched Henco into the front lines of the software industry in the early 1980s. Mr. Cochran holds a M.S. degree in mathematics from the University of Maryland and a B.S. in mathematics and economics from Vanderbilt University.

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

SECTION 16(a) BENEFICIAL OWNERSHIP
REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our shares of Common Stock to file with the SEC initial reports of ownership of shares of Common Stock and reports of changes in such ownership. The SEC’s rules require such persons to furnish us with copies of all Section 16(a) reports that they file. Based on a review of these reports, we believe that the applicable Section 16(a) reporting requirements were complied with for all transactions which occurred in the fiscal year ended December 31, 2008 except for the following transactions. Our Chief Financial Officer De Hai Li failed to report the sale of 212,482 shares of our common stock by his spouse in September 2008 on a Form 4.  Mr. Li reported this sale on a Form 5 filed on February 17, 2009.    Mr. Li also did not file a Form 4 with respect to the partial exercise by Mr. Li of 3 stock options in October 2008  and the concurrent gifting of those shares by Mr. Li to two relatives in separate transactions.  Russell Cleveland did not file a Form 3 after acquiring beneficial ownership of more than 10% of our outstanding common stock in September 2008 as a result of the purchase of such stock by three funds advised by an investment advisor for which he serves as President and Chief Executive Officer.

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

The employment agreements between B2B Chips and each of the named executive officers  provide for the payment of one month’s wages in the event the agreements are terminated by the Company on less than one month’s notice and for repatriation of the named executive officers to Hong Kong or, at the officer's request, to his place of origin if such place is nearer to his place of work, at the Company’s expense, in the event of the termination of the agreements by the Company, as a result of the disability of the officer, or by the officer upon one month’s notice or forfeiture of one month’s wages to the Company or as a result of a breach of the applicable agreement by the Company

The employment agreements between B2B Chips and each of the named executive officers further provide for the payment of medical expenses in the event that the officer is are incapacitated whether or not the cause of such incapacity is work-related.  If the cause of the officer’s incapacity or death is work-related, the officer is also entitled to compensation in accordance with the law of the officer’s then-current place of employment or the laws of Hong Kong if the local law does not provide for such payments.  If the cause of the officer’s incapacity is not work-related, the officer is also entitled to payment of full wages for up to three months and half wages for up to an additional nine months so long as the incapacity persists.

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

2.
On March 20, 2007, SinoHub issued 371,842 shares of its common stock to Linda Marie Hetue, the spouse of Henry T. Cochran, the Company’s CEO and Chairman for agreeing to let SinoHub use the condominium in which she holds 50% ownership (and Henry T. Cochran owns the remaining 50%) as collateral for a revolving cash bank loan from Shenzhen Development Bank in the principal amount of $650,000 initially made on March 15, 2007. This bank loan agreement was terminated on its due date of March 15, 2008.  Ms. Hetue and Mr. Cochran have provided the condominium as collateral with respect to subsequent loan agreements, the most recent one being dated September 25, 2008 for $4.4 million with Commercial Industrial Bank of Fujian (CIB) and repayable on September 25, 2009, with no further consideration payable for the provision of such collateral. The loans from CIB generally have 1 year terms with repayment in full required at the end of the term and a new loan agreement put in place at that time. The shares issued to Ms. Hetue were valued at $43,000.  The value of the payment was determined by the CFO of the Company, taking into account, among other factors, the value of the asset provided as collateral.  The Company’s subsidiary, SinoHub Electronics Shenzhen, Ltd. and the Company’s President, Lei Xia, and his spouse, Hantao Cui, both shareholders of the Company, have also provided guarantees for the CIB loan with no consideration paid to them.

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

4.
The Company distributed electronic components to and resold electronic products purchased from GenNext Technology, Ltd., a company owned jointly by Henry T. Cochran, the Company’s CEO and Chairman and Lei Xia, the Company’s President and member of the Board of Directors of the Company. The goods were electronic components. Since China’s currency is not freely convertible there are a number of customers who require their financial transactions to be domiciled in Hong Kong using a “hard” currency (usually USD or HKD). The related company was used for transactions that the customer required to be domiciled in Hong Kong. GenNext was used to operate outside the PRC and to take advantage of its existing banking relationships. GenNext assisted the Company by facilitating certain foreign exchange transactions, settled obligations to certain suppliers on behalf of the Company, and collected certain customer remittances on behalf of the Company. Commencing in the fourth quarter of 2008, the Company discontinued these related company activities as the Company’s Hong Kong operation achieved the required assignment of customer contracts and bank accounts to support foreign exchange transactions. In addition, GenNext provided certain warehousing and logistics services to the Company during the development of its Hong Kong operation. In each case the amount of consideration was based on the cost of goods plus labor costs. The labor costs were based on the actual square footage of GenNext’s warehouse that the Company used. Payment amounts to GenNext were determined by cost pass-through without mark-up. During the years of 2008, 2007 and 2006, GenNext did not engage in any business other than providing the services described above to the Company. Since the Company discontinued its relationship with GenNext, GenNext has ceased to engage in active operations.

During the years of 2008, 2007 and 2006, the Company sold goods totaling approximately $1.5 million, $1.2 million and $860,000, respectively, to GenNext and purchased goods totaling approximately $3,000,000, $504,000 and $450,000, respectively, from GenNext. The prices at which each of the Company and GenNext sold such goods to the other party were based on the prices at which the Company and GenNext sold the same or comparable goods to unrelated third parties. During the years of 2008, 2007 and 2006, the sole third parties to whom GenNext sold such goods were customers of the Company who wanted their purchases domiciled in Hong Kong and who were directed to GenNext by the Company. Such customers are now serviced in Hong Kong by the Company’s subsidiary B2B Chips.

The Company paid no service fees to GenNext in 2008 and paid service fees totaling $197,000 and $112,000, respectively, in 2007 and 2006, which amount was determined by cost pass-through without mark-up based on actual square feet of GenNext’s warehouse that the Company used.

During the years 2008 and 2007 respectively, the Company leased warehouse space to GenNext for aggregate rent of approximately $64,000 and $90,000 respectively. The amount of rent was determined by cost pass-through without mark-up based on actual square feet of the Company’s warehouse that GenNext used.

At December 31, 2006, the Company owed GenNext $1,637,000 which was interest free and repayable on demand. The Company repaid GenNext approximately $1,300,000 in 2007 in connection with loans made by GenNext in 2006 to assist the Company in establishing operations for certain subsidiaries in the PRC and approximately $337,000 owed to GenNext for the purchases of goods from GenNext by the Company in the fourth quarter of 2006. The Company repaid GenNext the full amount of $1,637,000 in 2007. In addition, the Company repaid GenNext approximately $663,000 in 2007 in connection with prepayments made by GenNext to assist the Company in facilitating certain foreign exchange transactions and collecting certain customer remittances. At December 31, 2007, GenNext owed the Company $1,493,000, which was interest free and repayable on demand. This amount included $700,000 advanced by the Company to GenNext for anticipated payments to be made by GenNext in 2008 to assist the Company in facilitating certain foreign exchange transactions and collecting certain customer remittances. These prepayments included payments to customers of the Company in hard currencies where the Company did not have sufficient hard currencies at hand, payments to suppliers of the Company and advancing to the Company amounts owed to the Company by customers prior to the repayment of such amounts by the customers. At December 31, 2007, GenNext owed the Company $1,493,000, which was interest free and repayable on demand. This amount included roughly $700,000 representing the net unpaid balance owed by GenNext to the Company for products sold by the Company to GenNext in 2007, $90,000 in unpaid rent owed by GenNext for rental of warehouse space in 2007, and $700,000 advanced by the Company to GenNext for anticipated payments to be made by GenNext in 2008 to assist the Company in facilitating certain foreign exchange transactions, settling obligations to certain suppliers on behalf of the Company, and collecting certain customer remittances. During 2008, GenNext repaid the full $1,493,000 to the Company, and at December 31, 2008, there was no amount outstanding between the Company and GenNext.

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

(3)   Exhibits

The following exhibits are filed as part of this report:

 EXHIBITS

Exhibit No.	Description

2.1
Agreement and Plan of Merger by and among Liberty Alliance, Inc., a Delaware corporation, SinoHub Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company, SinoHub, Inc., a Delaware corporation and Steven L. White, the principal stockholder of Liberty Alliance, Inc., dated May 12, 2008 (includes registration rights for the holders of shares subject to a lock-up).  (1)

3.1	Amendment and Amended and Restated Certificate of Incorporation of SinoHub, Inc. ***
3.3.1	Amended and Restated Bylaws of SinoHub, Inc., as amended by Amendment No. 1. *
4.1	Form of Series A and B Common Stock Warrant. (2)
10.1	Lease dated June 10, 2008 between San On Investments No. 1 Limited and B2B Chips, Limited****

10.2	Lease Agreement by and between Zhou Dan and SinoHub SCM Shanghai, Ltd. dated March 23, 2006. (3)
10.3	Shanghai Wai Gao Qiao Bonded Zone Tenancy Agreement by and between Shanghai Xin Yong Logistics Ltd. and SinoHub Electronics Shanghai, Ltd., dated June 1, 2008. (3)
10.4	Lease Contract dated August 10, 2008 between China Great Wall Computer Shenzhen Co., Ltd. and SinoHub SCM Shenzhen, Ltd.****
10.5	Securities Purchase Agreement dated September 10, 2008, among SinoHub, Inc. and the investors listed on the Schedule of Buyers on Annex A. (2)
10.6	Registration Rights Agreement dated September 10, 2008, among SinoHub, Inc. and the investors signatory thereto. (2)
10.6.1	Waiver and General Release Agreement dated December 30, 2008 among SinoHub, Inc. and the investors signatory thereto. **
10.6.2	Second Waiver and General Release Agreement dated February 19, 2009 among SinoHub, Inc. and the investors signatory thereto. **
10.6.3	Third Waiver Agreement dated March 6, 2009 among SinoHub, Inc. and the investors signatory thereto.**
10.7	Declaration of Trust dated January 30, 2008 between SinoHub Electronics Shenzhen, Ltd., (as “Beneficial Owner”), and Hantao Cui (as the “Trustee”).****
10.8	Form of Contract of Employment. (3)
10.9	Form of Non-Solicitation, Invention Assignment and Non-Disclosure Agreement. (4)
10.10	Trade Financing Loan between Shenzhen Branch, China Construction Bank and SinoHub SCM Shenzhen, Ltd. commencing on August 22, 2008 **
10.11	Short Term Loan Contract between CIB Shenzhen Branch and SinoHub SCM Shenzhen, Ltd. for six months commencing on September 25, 2008. **
10.12	Credit Line Contract between CIB Shenzhen Branch and SinoHub SCM Shenzhen, Ltd. for one year commencing September 25, 2008. **
10.13	Promissory Note Issued by SinoHub, Inc. to Henry T. Cochran, dated January 17, 2007. (3)
10.14	Promissory Note Issued by SinoHub, Inc. to Peter Schech, dated January 27, 2007****
10.15	Promissory Note Issued by SinoHub, Inc. to Peter Schech, dated January 27, 2008****
10.16	Promissory Note Issued by SinoHub, Inc. to Jan Rejbo, dated June 20, 2007****
10.17	Promissory Note Issued by SinoHub, Inc. to Tracey C. Hutchinson, dated January 26, 2007****
10.18	Contract of Employment dated January 1, 2009 between SinoHub Electronics Shenzhen, Ltd and Henry T. Cochran*****
10.19	Employment Contract dated January 1, 2009 between B2B Chips, Ltd. and Henry T. Cochran*****
10.20	Contract of Employment dated January 1, 2009 between SinoHub Electronics Shenzhen, Ltd and Lei Xia*****
10.21	Employment Contract dated January 1, 2009 between B2B Chips, Ltd. and Lei Xia**
10.22	Contract of Employment dated January 1, 2009 between SinoHub Electronics Shenzhen, Ltd and Li De Hai*
10.23	Employment Contract dated January 1, 2009 between B2B Chips, Ltd. and Li De Hai*
10.24	Guaranty Agreement dated June 26, 2007 between SinoHub SCM Shenzhen, Ltd. and Shenzhen Hongfeng Paper Products Co. Limited **
10.25	Form of Lock-Up Agreement between SinoHub, Inc, and certain shareholders of SinoHub, Inc.**
10.26	SinoHub, Inc. 2008 Stock Plan.**
10.26.1	SinoHub, Inc. 2000 Stock Plan.*
10.27	Contract of Mortgage of Maximum Amount dated August 21, 2008 between CIB Shenzhen Nanxin and Linda Marie Hetue**

10.28	Contract of Guarantee of Maximum Amount dated August 21, 2008 between CIB Shenzhen Nanxin and Lei Xia.**
10.29	Contract of Guarantee of Maximum Amount dated August 21, 2008 between CIB Shenzhen Nanxin and Hantao Cui**
10.30	Equity Transferring Agreement dated January 17, 2008 between SinoHub Electronics Shenzhen Ltd. and SinoHub SCM Shanghai Ltd.**
10.31	Equity Transferring Agreement dated April 10, 2008 between B2B Chips Limited and SinoHub Technology (Hong Kong) Limited**
10.32	Loan for Export Rebates Custody Account between Shenzhen Branch, China Construction Bank and SinoHub SCM Shenzhen, Ltd. commencing on May 12, 2008 *
10.33	Loan for Import Duties Custody Account between Shenzhen Branch, China Construction Bank and SinoHub SCM Shenzhen, Ltd. commencing on February 4, 2009 *
10.34	Contract of Guarantee of Maximum Amount dated September 21, 2008 between CIB Shenzhen Nanxin and SinoHub Electronics Shenzhen, Ltd.*
10.35	Contract of Guarantee of Maximum Amount dated September 21, 2008 between CIB Shenzhen Nanxin and Shenzhen Yin Zhao Co., Ltd.*
10.36	Form of Indemnification Agreement for Officers and Directors.*
10.37	Code of Ethics.

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

(3) Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on May 20, 2008.

(4) Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on September 22, 2008.

*Previously filed with Amendment No. 4 to the Registration Statement on Form S-1 on April 14, 2009.

**Previously filed with Amendment No. 3 to the Registration Statement on Form S-1 on March 17, 2009.

*** Previously filed with the Registration Statement on Form S-1 on October 24, 2008.

**** Previously filed with Amendment No. 1 to the Registration Statement on Form S-1 on December 17, 2008.

***** Previously filed with Amendment No. 2 to the Registration Statement on Form S-1 on January 20, 2009.

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

SINOHUB, INC.

Date: May 12 , 2009	By:	/s/ Henry T. Cochran
Henry T. Cochran
Chief Executive Officer

Date: May 12 , 2009	By:	/s/De Hai Li
De Hai Li
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Henry T. Cochran	Director and Chief Executive Officer	May 12 , 2009
Henry T. Cochran	(Principal Executive Officer)

/s/ De Hai Li	Chief Financial Officer	May 12 , 2009
De Hai Li	(Principal Financial and Accounting Officer)

/s/ Lei Xia	Director	May 12 , 2009
Lei Xia

/s/ Charles T. Kimball	Director	May 12 , 2009
Charles T. Kimball

/s/ Will Wang Graylin	Director
Will Wang Graylin		May 12 , 2009

/s/Richard L. King	Director	May 12 , 2009
Richard L. King

/s/Robert S. Torino	Director	May 12 , 2009
Robert S. Torino

/s/ Afshin Yazdian	Director	May 12 , 2009
Afshin Yazdian

SINOHUB, INC. AND SUBSIDIARIES

Jimmy C.H. Cheung & Co Certified Public Accountants (A member of Kreston International)	Registered with the Public Company Accounting Oversight Board

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