Form 10-Q
period 2009-03-31
SINOHUB, INC.
filed 2009-05-15
CIK 1406574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  000- 52746
SINOHUB, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0438200
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6/F, Bldg 51, Rd 5, Qiongyu Blvd. Technology Park, Nanshan District Shenzhen, People’s Republic of China	518057
(Address of principal executive offices)	(Zip Code)

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
Yes  ☑           No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐            No  ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at March 31, 2009
Common Stock, $0.001 par value per share	24,580,798 shares

SINOHUB, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “SinoHub” or "Company" refer to the consolidated operations of SinoHub, Inc., a Delaware corporation, and its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$4,866,000	$5,860,000
Restricted cash	633,000	374,000
Accounts receivable, net of allowance	29,620,000	22,282,000
Inventories, net	1,574,000	435,000
Prepaid expenses and other	623,000	370,000
Total current assets	37,316,000	29,321,000

PROPERTY AND EQUIPMENT, NET	608,000	703,000

TOTAL ASSETS	$37,924,000	$30,024,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,705,000	$764,000
Accrued expenses and other	310,000	234,000
Bank borrowings	5,760,000	2,123,000
Income and other taxes payable	1,590,000	3,391,000
Total current liabilities	12,365,000	6,512,000

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 24,580,798 shares and 24,501,989 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	25,000	25,000
Additional paid-in capital	11,555,000	11,529,000
Retained earnings
Unappropriated	12,415,000	10,424,000
Appropriated	724,000	724,000
Accumulated other comprehensive income	840,000	810,000
Total stockholders’ equity	25,559,000	23,512,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,924,000	$30,024,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
	2009	2008
NET SALES
Supply chain management services	$1,778,000	$522,000
Electronic components	16,314,000	11,096,000
Total net sales	18,092,000	11,619,000
COST OF SALES
Supply chain management services	82,000	148,000
Electronic components	14,175,000	9,632,000
Total cost of sales	14,257,000	9,780,000

GROSS PROFIT	3,835,000	1,838,000

OPERATING EXPENSES
Selling, general and administrative	923,000	497,000
Professional services	229,000	-
Depreciation	104,000	98,000
Amortization of stock option compensation	13,000	-
Total operating expenses	1,269,000	595,000

INCOME FROM OPERATIONS	2,566,000	1,243,000

OTHER INCOME (EXPENSE)
Interest expense	(25,000)	(77,000)
Interest income	7,000	5,000
Other, net	3,000	7,000
Total other income (expense)	(14,000)	(65,000)

INCOME BEFORE INCOME TAXES	2,552,000	1,178,000
Income tax expense	562,000	90,000

NET INCOME	1,990,000	1,088,000

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	30,000	285,000
COMPREHENSIVE INCOME	$2,020,000	$1,373,000

SHARE AND PER SHARE DATA
Net income per share-basic	$0.08	$0.06
Weighted average number of shares-basic	24,580,798	18,290,000
Net income per share-diluted	$0.08	$0.06
Weighted average number of shares-diluted	25,155,977	18,422,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,990,000	$1,088,000
Adjustments to reconcile net income to cash provided by (used in) operation:
Depreciation	104,000	98,000
Stock option compensation amortization	13,000	-
Changes in operating assets and liabilities:
Accounts receivable	(7,308,000)	(906,000)
Inventories	(1,138,000)	422,000
Prepaid expenses and other	(253,000)	154,000
Accounts payable	3,940,000	(2,015,000)
Accrued expenses and other	76,000	232,000
Income and other taxes payable	(1,805,000)	(1,385,000)
Net cash used in operating activities	(4,381,000)	(2,312,000)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Release of restricted cash	(259,000)	3,002,000
Purchase of property and equipment	(29,000)	(26,000)
Net cash (used in) provided by investment activities	(288,000)	2,976,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options issued for services, net of costs	13,000	-
Payments to related company	-	(1,411,000)
Bank borrowing proceeds	5,760,000	2,192,000
Bank borrowing repayments	(2,123,000)	-
Net cash provided by financing activities	3,650,000	781,000

EFFECT OF EXCHANGE RATES ON CASH	25,000	344,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(994,000)	1,789,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,860,000	4,283,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,866,000	$6,072,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$25,000	$46,000
Cash paid for income tax	$2,187,481	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Overview

SinoHub, Inc. (the “Company”) provides products and services to suppliers and purchasers of electronic components in connection with the manufacture and assembly of electronic products in the People’s Republic of China (the “PRC” or “China”).  Over 90% of the Company’s revenues are derived from the sale of electronic components and assemblies to contract manufacturers and design houses which are engaged in the manufacture of mobile phones, network equipment and other electronics products in the PRC.  These sales occur either as procurement-fulfillment projects or as one-off electronic component sales.

In connection with the supply of such components and products, the Company also provides supply chain management services from which we derive less than 10% of our revenues.

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

These consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the years ended December 31, 2008 and 2007.

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

In May 2008, Liberty Alliance, Inc., SinoHub Acquisition Corp., known as the Merger Sub, SinoHub, Inc., known as the Acquired Sub, and Steven L. White, the principal stockholder of Liberty Alliance, entered into an Agreement and Plan of Merger pursuant to which the Merger Sub agreed to merge with and into the Acquired Sub, with the Acquired Sub being the surviving corporation.  In connection with the merger, Liberty Alliance, Inc. issued to the stockholders of the Acquired Sub 18,290,000 shares (as adjusted for reverse stock split) of the Company’s common stock in exchange for all the outstanding shares of the Acquired Sub’s preferred and common stock and the Company assumed options exercisable for additional shares of common stock.  At the closing, Liberty Alliance, Inc. also issued 510,000 shares (as adjusted for reverse stock split) of the Company’s common stock to certain consultants for services rendered in connection with the Merger.  The vast majority of these shares were issued to a consultant, JCGlobal, who provided consulting services to help the company engage SEC counsel and investment bankers in the process of the Company’s Chinese operations becoming part of a public entity through a reverse merger and raising a private investment in public equity.  In particular, JCGlobal advised the Company directly in consummating a reverse merger involving a NASD over-the-counter bulletin board shell company.  Immediately following the merger, the Company had 20,000,000 shares of common stock outstanding and options exercisable for an additional 489,451 shares (as adjusted for reverse stock split) of common stock.  The conclusion of these events was deemed to be a reverse takeover transaction, or RTO, after which the original stockholders of the Company held approximately 6% of the issued and outstanding shares of the Company’s common stock on a fully diluted basis and the Acquired Sub’s stockholders, including the shares issued to consultants, held approximately 94% of the Company’s issued and outstanding shares of common stock.

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

SinoHub SCM Shenzhen, Ltd. was incorporated in December 2001 in the PRC to hold an import and export license in the PRC. SinoHub SCM Shenzhen, Ltd. purchases and sells electronic component parts and provides Customs clearance services to our customers. 100% of the equity interest in SinoHub SCM Shenzhen, Ltd. is held on behalf of SinoHub by SinoHub Electronics Shenzhen, Ltd. through a Declaration of Trust with SinoHub Electronics Shenzhen, Ltd. dated January 30, 2008. Through this trust agreement, SinoHub Electronics Shenzhen, Ltd. owns 100% of the beneficial interest in SinoHub SCM Shenzhen, Ltd. and accordingly, SinoHub SCM Shenzhen, Ltd. is treated as a wholly owned subsidiary of the Company for accounting purpose.

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

SinoHub Technology (Hong Kong) Limited was incorporated in May 2007 in Hong Kong and has not yet commenced business.  SinoHub Technology (Hong Kong) Limited is wholly owned subsidiary of B2B Chips.

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

Cash and Cash Equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months.  Cash amounts held as security for the Company’s bank loans are reported as restricted cash and are not included with cash or cash equivalents on the balance sheet until the security for such funds has been released.

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

SFAS No. 157 “Fair Value Measurements” defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

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

Foreign Currency Translation

SinoHub, Inc., SinoHub International, Inc., B2B Chips, Ltd., and SinoHub Technology Hong Kong, Ltd. maintain accounting records using the functional currencies, USD and Hong Kong Dollars (“HKD”) of the respective countries in which they are doing business.  SinoHub SCM Shenzhen, Ltd., SinoHub Electronics Shenzhen, Ltd., SinoHub SCM Shanghai, Ltd. and SinoHub Electronics Shanghai, Ltd. maintain accounting records using RMB as the functional currency.

The Company uses the United State Dollar (“USD”) as its reporting currency.  The Company accounts for foreign currency translation pursuant to SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”).  The subsidiaries’  functional currencies are the Hong Kong Dollar (“HKD”) and Chinese Renminbi (“RMB”).  Under SFAS No. 52, all assets and liabilities are translated into United States dollars using the current exchange rate at the balance sheet date.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expense items are translated at the average exchange rate for the period.  Translation adjustments are included in other comprehensive income (loss) for the period.

Foreign currency transactions during the year are translated to the applicable functional currencies at the approximate rates of exchange on the dates of transactions.  Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date.  Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired.  Exchange gains or losses are recorded in the statement of operations.

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

Recent Accounting Pronouncements

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FAS 107-1 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FAS 107-1 and APB 28-1 will be effective on April 1, 2009. FAS 107-1 and APB 28-1 do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FAS 107-1 and APB 28-1 require comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating whether the adoption of FAS 107-1 and APB 28-1 will have a significant effect on its consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in US GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FAS 115-2 and FAS 124-2 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FAS 115-2 and FAS 124-2 will be effective on April 1, 2009. FAS 115-2 and FAS 124-2 do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FAS 115-2 and FAS 124-2 require comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating whether the adoption of FAS 115-2 and FAS 124-2 will have a significant effect on its consolidated financial position or results of operations.

On April 9, 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FAS 157-4 will be effective on April 1, 2009 and will be applied prospectively. FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FAS 157-4 requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating whether the adoption of FAS 157-4 will have a significant effect on its consolidated financial position or results of operations.

2.           BANK BORROWINGS AND FINANCING ARRANGEMENTS

The Company has secured financing facilities (RMB based) with certain PRC banks to support its business operations. As of March 31, 2009, the facilities with each bank were as follows:

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

-
Letter of credit facility with another bank in the amount of $4,400,000 to support its component sales business. Restricted cash balances are required as security for draws against the facility and the bank requires guarantors from a subsidiary and shareholders and lien on a PRC property owned by a director and his spouse. In addition, the bank requires a third party guarantor.  The third-party guarantor required the Company to pay it a fee of $72,000 for providing its guaranty. The facility is available through September, 2009.

Borrowings against these facilities at March 31, 2009 and December 31, 2008 were as follows:

	2009	2008

Note payable to a bank, annual interest rate 5.54%, due January 2009	$-	$121,000
Note payable to a bank, annual interest rate 5.54%, due January 2009	-	156,000
Note payable to a bank, annual interest rate 6.19%, due February 2009	-	954,000
Note payable to a bank, annual interest rate 6.83%, due March 2009	-	730,000
Note payable to a bank, annual interest rate 5.54%, due March 2009	-	162,000

Note payable to a bank, annual interest rate 5.54%, due June 2009	730,000	-
Note payable to a bank, annual interest rate 3.6%, due May 2009	73,000	-
Note payable to a bank, annual interest rate 3.6%, due June 2009	91,000	-
Note payable to a bank, annual interest rate 3.6%, due April 2009	1,108,000	-
Note payable to a bank, annual interest rate 3.6%, due May 2009	1,650,000	-
Note payable to a bank, annual interest rate 4%, due June 2009	2,108,000	-
	5,760,000	2,213,000
Less : current maturities	5,760,000	2,213,000
Long -term portion	$-	$-

Interest expense paid for three months ended March 31, 2009 and for the year 2008 was $25,000 and $251,000, respectively.

3.           COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases warehouse and office spaces from third parties under operating leases which expire at various dates from May 2010 through July 2013.  Rent expense for three months ended March 31, 2009 and 2008 was $112,000 and $38,000, respectively.  At March 31, 2009, the Company has outstanding commitments with respect to operating leases, which are due as follows:

2009	$293,000
2010	400,000
2011	266,000
2012	153,000
2013	89,000
$1,201,000

Contingencies

The Company accounts for loss contingencies in accordance with SFAS 5, “Accounting for Loss Contingencies” and other related guidelines. Set forth below is a description of certain loss contingencies as of March 31, 2009 and management’s opinion as to the likelihood of loss in respect of loss contingency.

Pursuant to the Securities Purchase Agreement entered into between the Company and a group of accredited investors (“Securities Purchase Agreement”) on September 10, 2008, the Company was obligated to make efforts to file a registration statement with the SEC for the registration of 6,609,789 shares of Common Stock offered by selling stockholders to be declared effective by the Securities and Exchange Commission on or before January 9, 2009. The Company received an extension of this date to February 20, 2009 from the accredited investors.  If the Company did not timely file the registration statement or cause it to be declared effective by the required dates, then each selling shareholder will be entitled to liquidated damages, payable in cash or Common Stock, at the Company’s option, equal to 1% of the aggregate purchase price paid by such selling shareholder for the securities, amounting to approximately $75,000 in the aggregate, and an additional 1% for each month that the Company does not file the registration statement or cause it to be declared effective. As provided by such extension, if the Company did not cause the registration statement to be declared effective by May 12, 2009, the liquidated damages would be calculated as if the deadline for effectiveness were January 9, 2009, the original deadline under the Registration Rights Agreement.  Notwithstanding the foregoing, in no event would liquidated damages exceed 10% of the aggregate gross proceeds of the offering to the selling shareholders, or total liquidated damages of about $750,000.

On February 19, 2009, the Company entered into a Second Waiver and General Release Agreement (the “Waiver”) with respect to the Registration Rights Agreement (the “Registration Rights Agreement”), dated September 10, 2008, among the Company and the investors identified therein.   The Waiver extended until May 12, 2009 the deadline by which the registration statement that was filed by the Company pursuant to the Registration Rights Agreement was required to become effective before the Company would be required to pay to the investors liquidated damages, payable in cash or Common Stock, at the Company’s option, equal to 1% of the aggregate purchase price paid by the investors for the securities purchased in the private placement in connection with which the Registration Rights Agreement was executed, and an additional 1% for each month that the Company did not cause it to be declared effective, with maximum liquidated damages of 10% of the aggregate gross proceeds of the Offering.  The registration statement that was filed by the Company pursuant to the Registration Rights Agreement became effective on May 12, 2009, thus eliminating the possibility that the Company would have to pay liquidated damages to these investors. Accordingly, no provision has been made by the Company to the above liquidated damages as of March 31, 2009.

4.           EARNINGS PER SHARE

The elements for calculation of earnings per share for three months ended March 31, 2009 and 2008 were as follows:

	Three months ended March,
	2009	2008

Net income for basic and diluted earnings per share	$1,990,000	$1,088,000
Weighted average shares used in basic computation	24,580,798	18,290,000
Effect of dilutive stock options and warrants	575,179	132,380
Weighted average shares used in diluted computation	25,155,977	18,422,380
Earnings per share:
Basic	$0.08	$0.06
Diluted	$0.08	$0.06

5.           STOCKHOLDERS’ EQUITY

 Merger and Reverse Stock Split

The Company’s reverse merger transaction has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of the Acquired Sub become the historical financial statements of the Company, with no adjustment of the carrying value of the assets and liabilities.  In connection with the reverse merger, the principal stockholder of Liberty Alliance, Inc. contributed 5,203,907 shares of common stock (adjusted for reverse stock split) held by him back to the Company for nil consideration.  Following the reverse merger, Liberty Alliance, Inc. issued to the stockholders of the Acquired Sub 18,290,000 shares (as adjusted for one for 3.5 reverse stock split) of the Company’s common stock in exchange for all the outstanding shares of the Acquired Sub’s common stock comprising 10,282,288 shares of common stock and 6,933,334 shares of Acquired Sub’s preferred stock, of which 3,000,000 were designated Series A Convertible Preferred Stock (convertible into 3,000,000 shares of Acquired Sub’s common stock), 2,333,334 shares were designated Series B Convertible Preferred Stock (convertible into 2,333,334 shares of Acquired Sub’s common stock), and 1,600,000 shares are designated Series C Convertible Preferred Stock (convertible into 1,600,000 shares of Acquired Sub’s common stock).  The Company also assumed options outstanding exercisable for additional 489,451 shares (as adjusted for reverse stock split) shares of common stock.  At the closing, Liberty Alliance, Inc. also issued 510,000 shares (as adjusted for reverse stock split) of the Company’s common stock to certain consultants for services rendered in connection with the Merger. Immediately following the merger, the Company had 20,000,000 shares of common stock outstanding and options exercisable for an additional 489,451 shares (as adjusted for reverse stock split) of common stock.

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

Equity Share Transactions

In January 2009 certain employees exercised their stock options to purchase an aggregate of 78,809 shares of common stock for an aggregate price of $13,000.

6.  STOCK OPTIONS

The Company granted qualified stock options under the Company’s 2000 Incentive Stock Option Plan (the “2000 ISOP”) and 2008 Incentive Stock Option Plan (the “2008 ISOP”). At March 31, 2009, stock options to purchase 600,555 shares of common stock at an exercise price ranging from $0.09 to $2.48 per share were outstanding. The exercise prices were determined by the Board at the time of grant.  In each case the exercise price was not less than the fair market value of the common stock as determined by the Board in good faith taking into account such factors as recent issuances of preferred stock with an appropriate discount factored in relative to the common shares.  The exercise prices  for options issued under the 2000 ISOP following the sale of preferred stock by the Company during November and December of 2007 represent a discount to the issuance price of $0.78 for such preferred stock taking into account the added value of the conditions in the preferred stock (for example, it was redeemable with 10% appreciation). The exercise prices for options issued under the 2008 ISOP represent the closing price of the Company’s common stock on the business day preceding the grant date.  The stock options granted become exercisable (“vested”) as to 25% of the original number of shares on the first anniversary of the grant date and as to an additional 6.25% of the original number of shares at the end of each successive three-month period following the first anniversary of the grant date until the fourth anniversary of the grant date. Unless earlier terminated, these stock options granted shall expire ten years after the grant date.  Following the reverse merger, all preferred stock which were convertible on the basis of one share of preferred stock for one share of common stock issued were exchanged for common stock of Liberty Alliance, Inc. retroactively adjusted for all periods presented.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected Life	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value

The 2000 ISOP
5 years	175%	0%	2.5%	$0.09 - $0.19

The 2008 ISOP
1 year	89.59% - 121%	0%	2.5%	$0.47 - $0.93

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

Expected Life:  The expected life was determined based on the option’s contractual term and employees’ expected early exercise and post-vesting employment termination behavior.

Stock compensation expense was recognized based on awards expected to vest.  There was no estimated forfeiture as the Company has a short history of issuing options. SFAS No. 123R requires forfeiture to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The Company granted 41,500 during 2009 with a total fair value of approximately $39,000. The Company recognized $13,000 and $Nil in stock compensation expense for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, unamortized compensation cost related to stock options was $236,000.

The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted- Average Exercise Price
Balance at December 31, 2007	502,199	$0.17
Granted	252,524	$1.03
Forfeited	(23,382)	-
Exercised	(71,166)	$0.11
Balance at December 31, 2008	660,175	$0.50
Granted	41,500	$2.42
Forfeited	-	-
Exercised	(78,809)	$0.17
Balance at March 31, 2009	622,866	$0.67

The following is a summary of the status of options outstanding at March 31, 2009:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$0.09	12,706	6.3 years	$0.09	11,655	$0.09
$0.12	64,508	8.0 years	$0.12	32,784	$0.12
$0.19	251,628	8.7 years	$0.19	83,072	$0.19
$1.02	250,000	9.5 years	$1.02	0	$1.02
$2.48	2,524	9.8 years	$2.48	0	$2.48
$2.42	41,500	10 years	$2.42	0	$2.48
Total	622,866			127,511	$0.17

7.           RELATED PARTY TRANSACTIONS

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

The Company distributed electronic components to and resold electronic products purchased from a company owned jointly by the Chairman and the President of the Company.  In addition, the related company provided certain warehousing and logistics services to the Company during the development of its Hong Kong operation in 2008.  During the three months ended March 31, 2009 and 2008, the Company sold goods totaling approximately $Nil and $600,000 respectively to the related company and purchased goods totaling approximately $Nil and $800,000 respectively from the related company. At March 31, 2009 and December 31, 2008, there was no amount outstanding between the Company and the related company.

A PRC property owned by the Company’s chief executive officer and his spouse is pledged to a bank to secure a loan agreement dated September 25, 2008 for $4.4 million with Commercial Industrial Bank of Fujian (CIB) and repayable on September 25, 2009. The loans from CIB generally have 1 year terms with repayment in full required at the end of the term and a new loan agreement put in place at that time. .  The president of the Company  and his spouse provided guarantees to the same bank to secure the same facility.  No consideration was paid for these pledges and guarantees, although  Linda Marie Hetue, the spouse of the Company’s chief executive officer, received shares of the Company’s common stock in 2007 in consideration with a similar pledge to secure a prior bank facility.

8.           INCOME TAXES

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

The Company and its wholly owned subsidiary, SinoHub International, Inc. are incorporated in the United States and have incurred operating losses since inception.  The Company has operating loss carry forwards (NOLs) for income taxes purposes of approximately $1,174,000 at March 31, 2009 which may be available to reduce future years’ taxable income.  These NOLs will expire, if not utilized, commencing in 2028.  Management believes the realization of tax benefits from these NOLs is uncertain due to the Company’s current operating history and continuing losses in the US for tax purposes.  Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax benefit has been recorded.

The Company’s subsidiaries in Hong Kong are subject to Hong Kong profits tax at a statutory rate of 17.5%.  No provision for Hong Kong profits tax was required as these entities incurred losses during three months ended March 31, 2009 and 2008.  There are no tax loss carry forward provisions in Hong Kong.

The Company’s subsidiaries in China were subject to China income tax at a statutory rate of 25% in 2009 and 2008.  However, these subsidiaries are located in special economic regions and/or qualify as “new or high-technology enterprises” that are allowed special tax reductions until 2012.  The Company’s subsidiaries in China was subject to special tax rate was 19% in 2009 and 18% in 2008.

Income tax expense for three months ended March 31, 2009 and 2008 is summarized as follows:

	2009	2008

Current	$562,000	$90,000
Deferred	-	-
	$562,000	$90,000

The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for three months ended March 31, 2009 and 2008 is as follows:

	2009		2008

Income before income taxes	$2,552,000	100%	$1,178,000	100%

China income taxes at statutory rate	$638,000	25%	$295,000	25%
China qualified income tax exemptions	$(76,000)	(3%)	$(205,000)	(17%)
Income tax expense	$562,000	22%	$90,000	8%

9.           CONCENTRATIONS AND RISKS

99% of the Company’s assets were located in China.

During the three months ended March 31, 2009 and 2008, 13% and 0% of revenues were derived from sales made outside of China, respectively.

Major customers and sales to those customers as a percentage of total sales were as follows:

	Customer A	Customer B
For three months ended
March 31, 2009	10%	7%
March 31, 2008	10%

At of March 31, 2009, accounts receivable from those customers were approximately $4.4 million.

Major suppliers and purchases from those suppliers as a percentage of total purchases were as follows:

	Vendor A	Vendor B	Vendor C
For three months ended
March 31, 2009	5%	3%
December 31, 2008	12%	10%	11%

At of March 31, 2009, accounts payable to those suppliers were approximately $25,000.

10.           SUBSEQUENT EVENTS

On May 7, 2009, SinoHub closed a bank line facility with the Shenzhen branch of the Hangzhou Bank in the amount of approximately $6,400,000 to support its component sales business.  The full amount of the line, if available, may be used to obtain letters of credit (LCs), and up to roughly $1.46 million of the line may be used as a revolving cash line.  Under the terms of the loan agreement, Hangzhou Bank will issue LCs to SinoHub SCM Shenzhen for terms of up to 120 days, and SinoHub SCM Shenzhen is required to make a cash deposit equal to 20% of the face amount of any LCs issued.  Interest on the cash line will be at least 1.1 times the base deposit interest rate as announced by the People’s Bank of China, which is currently 4.12%. The bank required guarantees from certain of our shareholders, none of whom is receiving any consideration for such guarantees. The facility is available through April, 2010, and the term of any individual loan thereunder will be determined at the time of the loan by mutual agreement of the bank and SinoHub SCM Shenzhen.

On February 19, 2009, the Company entered into a Second Waiver and General Release Agreement (the “Waiver”) with respect to the Registration Rights Agreement (the “Registration Rights Agreement”), dated September 10, 2008, among the Company and the investors identified therein.   The Waiver extended until May 12, 2009 the deadline by which the registration statement that was filed by the Company pursuant to the Registration Rights Agreement was required to become effective before the Company would be required to pay to the investors liquidated damages, payable in cash or Common Stock, at the Company’s option, equal to 1% of the aggregate purchase price paid by the investors for the securities purchased in the private placement in connection with which the Registration Rights Agreement was executed, and an additional 1% for each month that the Company did not cause it to be declared effective, with maximum liquidated damages of 10% of the aggregate gross proceeds of the Offering.  The registration statement that was filed by the Company pursuant to the Registration Rights Agreement became effective on May 12, 2009, thus eliminating the possibility that the Company would have to pay liquidated damages to these investors.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s second amended Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on May 12, 2008 (the “2008 10-K”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of the 2008 10-K.   The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report on Form 10-Q.   All amounts are expressed in United States Dollars.

The following discussion should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2008, and the unaudited financial statements and the related notes that appear elsewhere in this report.

OVERVIEW

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO MARCH 31, 2008

Overall Results

The Company reported net income for three months ended March 31, 2009 of $1.9 million compared to $1.1 million in the year-earlier period, an increase of 83%.

Net Sales

Net sales for three months ended March 31, 2009 were $18.1 million, up 56% from $11.6 million recorded in the year-earlier period.  The Company reports net sales on the basis of two business categories, supply chain management services and electronic component sales.  In three months ended March 31, 2009, net sales of supply chain management services increased 241% to $1.8 million from $0.5 million in the year-earlier period.  This increase was primarily based on the addition of several large mobile phone design house customers who we believe were attracted to SinoHub by our online software system, SinoHub SCM.  In three months ended March 31, 2009, net sales of electronic components increased 47% to $16.3 million from $11.1 million in the year-earlier period.  We believe the driving force behind this increase was the Company’s ability to obtain from its supplier customers better pricing for its manufacturer customers than they were able to achieve on their own, and new functionality in SinoHub SCM, such as bill of material management and bar code handling, that made it easier for manufacturer customers to operate their supply chains.

Gross Profit

The Company recorded gross profit of $3.8 million in three months ended March 31, 2009, compared with $1.8 million in the year-earlier period.  The gross profit margin for three months ended March 31, 2009 increased to 21.2% from 15.8% in the year-earlier period.  This was mainly attributable to growth in higher margin supply chain management services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 86% to $923,000 in three months ended March 31, 2009 from $497,000 in the year-earlier period to support the general growth in sales and expanded operations.  These expenses were 5.2% of revenues in three months ended March 31, 2009 compared to 4.3% in the year-earlier period.

Income from Operations

The Company recorded income from operations of $2.6 million in three months ended March 31, 2009, as compared with operating income of $1.2 million in the year-earlier period, a 106% increase.

Income Taxes

The Company’s effective tax rate was estimated at 22% in three months ended March 31, 2009 compared to 7.6% in the year-earlier period. The statutory tax rate in the PRC of 25% in 2009 and 2008 was reduced in both periods by favorable tax preferences experienced by the Company’s operations in special economic zones as designated by the Chinese government.  The trend toward a higher effective tax rate is expected to continue as preferences lapse over time.  The Chinese government recently lowered the corporate income tax rate from 33% to 25%.  In Shenzhen, where the Company does most of its business, the special economic zone status means the corporate income tax rate for 2008 was 18% and, barring further changes, it is 19% in 2009.  The stated intention of the Chinese government is to gradually increase the corporate tax rate in special economic zones such as in Shenzhen to the national level, which is 25% at present.  Income tax estimates in interim periods have varied as the Company has adjusted provisions and accruals in light of actual tax filings.

Foreign Currency Translation Gain and Comprehensive Net Income

The Company reported foreign currency translation gains of $30,000 in three months ended March 31, 2009, compared with foreign currency translation gains of $285,000 in the year-earlier period.  Comprehensive net income (net income plus foreign currency translation gains) was $2.0 million in three months ended March 31, 2009, compared with $1.4 million in the year-earlier period.

CONSOLIDATED FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

The Company’s strategic plans include continued expansion and support of our SCM Platform and electronic component sales, including procurement-fulfillment programs.  As a result of the working capital investments necessary to support these plans, the Company will continue to require cash and financing resources to meet or exceed its objectives. The Company’s cost of capital increased with the private financing we closed on September 10, 2008 for net proceeds of approximately $6.5 million. Since gross proceeds were approximately $7.5 million the cost burden of $1 million represented 13.3%.  Our cost of capital with China Construction Bank and Industrial and Commercial Bank of China was approximately 4% at March 31, 2009.  Most of the working capital the Company intends to raise in the near to medium term is expected to come from Chinese banks, which, to date, have not been affected by the global credit crisis nearly as much as the US and European banks. As disclosed in footnote 10. to the financial statements, in a subsequent event SinoHub increased its bank credit facilities with a new line from Hangzhou Bank.  While there can be no assurance that we will not experience a problem in the future, to date we have not had any collection problems with any procurement-fulfillment project funded.

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

We intend to raise these funds through the sale of additional equity or debt, long-term debt financings, and operating cash flows.  Due to the risk factors referenced in this document there can be no assurance that we will be successful in raising the additional funds necessary to carry out management’s plans for the future on acceptable terms or at all.  Our ability to obtain additional capital will also depend on market conditions, national and global economies and other factors beyond our control.  We cannot be sure that we will be able to implement or capitalize on various financing alternatives.  The terms of any debt or equity funding that we may obtain in the future may be unfavorable to us and to our stockholders.

At March 31, 2009 and December 31, 2008, the Company had cash and cash equivalents of $4.9 million and $5.9 million, respectively.  During three months ended March 31, 2009, the net amount of cash used in the Company’s operating activities was $4.4 million, the net amount of cash used in investing activities was $288,000, and the net amount of cash provided by financing activities was $3.7 million.  Exchange rate changes decreased cash flow effects by $25,000 in three months ended March 31, 2009.

The Company advances money to procurement-fulfillment customers to purchase electronic components.  We only purchase standard components which are readily saleable.  When a manufacturer customer give us a procurement-fulfillment project, the customer inputs a bill of materials with their supplier and inputs price information into SinoHub SCM.  Our job is to purchase these electronic components, substituting our suppliers if we can get a better price and, when we have the entire bill of materials assembled, import the components into China and deliver the components to the customer’s factory floor. Our typical procurement-fulfillment sale to a customer requires the customer to post a deposit of 15% to 20% of the cost of the components and we generally provide 30 day payment terms.  The terms begins when the project is approved, but SinoHub does not actually pay for the components until we receive them and in some cases we receive terms from the suppliers, with our cost of borrowing of approximately 0.4% per month in three months ended March 31, 2009.

Cash Flows from Operating Activities

The Company maintains a significant investment in working capital, primarily accounts receivable and inventories. Accounts receivable and inventories represented approximately 84% and 76% of total assets at March 31, 2009 and December 31, 2008, respectively.

The net amount of cash used in the Company’s operating activities during three months ended March 31, 2009 was $4.4 million, which primarily included earnings from operations that were more than offset by investments in accounts receivable and inventory to support the Company’s business growth.  For 2008, net cash used in operating activities was $2.3 million for the same reason.

Cash Flows from Investing Activities

The net amount of cash used in investing activities during three months ended March 31, 2009 was $288,000 primarily the result of restricted cash buildup.  During 2008, investing activities generated $3 million, primarily the result of releasing restricted cash.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during three months ended March 31, 2009 was $3.7 million, primarily the result of bank borrowings.  For 2008, the net amount of cash provided by financing activities was $0.8 million, The source of cash during the first three months of 2008 was net borrowings from banks offset by an increase of $1.4 million in the amount due from a related company.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information requested by this item , as provided by Regulation S-K Item 305(e).

Item 4T.  Controls and Procedures

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

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s internal control over financial reporting will prevent all errors and all fraud. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.”

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information requested by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 19, 2009 certain employees exercised their stock options to purchase an aggregate of 76,977 shares of common stock for an aggregate price of $11,575.  These shares were offered and sold in reliance on the exemption from registration afforded by Rule 701 promulgated under the Securities Act.  While Rule 701 is generally unavailable to issuers subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), at the time of such issuances the staff of the Division of Corporation Finance of the Securities and Exchange Commission had issued its Devon Energy Corporation no action letter (available May 12, 1989) based on a situation in which, following a corporate acquisition, the acquired private company’s stock plan and options were assumed by the publicly registered parent company and the options were converted into options to purchase stock of the parent, sales of stock pursuant to the exercise of such options may be made in reliance on Rule 701.  The options exercised by the employees were in all instances issued by SinoHub International in accordance with the terms of Rule 701 prior to the Merger and assumed by the Company pursuant to the terms of the Merger.

On January 26, 2009 an employee exercised stock options to purchase an aggregate of 1,832 shares of common stock for an aggregate price of $225.  These shares were offered and sold in reliance on the exemption from registration afforded by Rule 701 promulgated under the Securities Act.  While Rule 701 is generally unavailable to issuers subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), at the time of such issuances the staff of the Division of Corporation Finance of the Securities and Exchange Commission had issued its Devon Energy Corporation no action letter (available May 12, 1989) based on a situation in which, following a corporate acquisition, the acquired private company’s stock plan and options were assumed by the publicly registered parent company and the options were converted into options to purchase stock of the parent, sales of stock pursuant to the exercise of such options may be made in reliance on Rule 701.  The options exercised by the employees were in all instances issued by SinoHub International in accordance with the terms of Rule 701 prior to the Merger and assumed by the Company pursuant to the terms of the Merger.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Title of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)

32.2*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)

*These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended,, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINOHUB, INC.

Date: May 15, 2009	By:	/s/ Henry T. Cochran
Henry T. Cochran
Chief Executive Officer

Date: May 15, 2009	By:	/s/ Li De Hai
Li De Hai
Chief Financial Officer (Principal Financial and Accounting Officer)