Form 10-Q
period 2009-06-30
SINOHUB, INC.
filed 2009-08-14
CIK 1406574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐            No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2009
Common Stock, $0.001 par value per share	24,580,798 shares

SINOHUB, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “SinoHub” or "Company" refer to the consolidated operations of SinoHub, Inc., a Delaware corporation, and its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$4,989,000	$5,860,000
Restricted cash	2,674,000	374,000
Accounts receivable, net of allowance	30,506,000	22,282,000
Inventories, net	4,321,000	435,000
Prepaid expenses and other	294,000	370,000
Total current assets	42,784,000	29,321,000

PROPERTY AND EQUIPMENT, NET	1,991,000	703,000

TOTAL ASSETS	$44,775,000	$30,024,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,523,000	$764,000
Accrued expenses and other	1,225,000	234,000
Bank borrowings	6,964,000	2,123,000
Income and other taxes payable	2,308,000	3,391,000
Total current liabilities	16,020,000	6,512,000

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
no shares issued	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
24,580,798 shares and 24,501,989 shares issued and outstanding
as of June 30, 2009 and December 31, 2008, respectively	25,000	25,000
Additional paid-in capital	11,568,000	11,529,000
Retained earnings
Unappropriated	15,595,000	10,424,000
Appropriated	724,000	724,000
Accumulated other comprehensive income	843,000	810,000
Total stockholders’ equity	28,755,000	23,512,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,775,000	$30,024,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
NET SALES
Supply chain management services	$2,255,000	$569,000	$4,033,000	$1,091,000
Electronic components	29,105,000	12,640,000	45,419,000	23,736,000
Total net sales	31,360,000	13,209,000	49,452,000	24,827,000
COST OF SALES
Supply chain management services	128,000	134,000	210,000	282,000
Electronic components	25,531,000	11,075,000	39,706,000	20,707,000
Total cost of sales	25,659,000	11,209,000	39,916,000	20,989,000

GROSS PROFIT	5,701,000	2,000,000	9,536,000	3,838,000

OPERATING EXPENSES
Selling, general and administrative	1,289,000	580,000	2,212,000	1,077,000
Professional services	132,000	493,000	361,000	493,000
Depreciation	133,000	100,000	237,000	198,000
Stock compensation expense	14,000	6,000	26,000	6,000
Total operating expenses	1,568,000	1,179,000	2,836,000	1,774,000

INCOME FROM OPERATIONS	4,133,000	821,000	6,700,000	2,064,000

OTHER INCOME (EXPENSE)
Interest expense	(38,000)	(51,000)	(63,000)	(128,000)
Interest income	4,000	13,000	11,000	18,000
Other, net	2,000	9,000	5,000	16,000
Total other income (expense)	(32,000)	(29,000)	(47,000)	(94,000)

INCOME BEFORE INCOME TAXES	4,101,000	792,000	6,653,000	1,970,000
Income tax expense	920,000	252,000	1,482,000	342,000

NET INCOME	3,181,000	540,000	5,171,000	1,628,000

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	2,000	179,000	33,000	465,000

COMPREHENSIVE INCOME	$3,183,000	$719,000	$5,204,000	$2,093,000

SHARE AND PER SHARE DATA
Net income per share-basic	$0.13	$0.03	$0.21	$0.09
Weighted average number of shares-basic	24,581,000	19,191,000	24,581,000	18,741,000
Net income per share-diluted	$0.13	$0.03	$0.21	$0.08
Weighted average number of shares-diluted	25,187,000	19,641,000	25,186,000	19,191,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,171,000	$1,628,000
Adjustments to reconcile net income to cash provided by (used in) operation:
Depreciation	237,000	198,000
Stock compensation expense	26,000	6,000
Stock issued for professional services	-	434,000
Loss on disposal of property and equipment	-	5,000
Changes in operating assets and liabilities:
Accounts receivable	(8,195,000)	(3,903,000)
Inventories	(3,886,000)	(1,014,000)
Prepaid expenses and other	77,000	(40,000)
Accounts payable	4,759,000	(160,000)
Accrued expenses and other	991,000	224,000
Income and other taxes payable	(1,088,000)	(1,249,000)
Net cash used in operating activities	(1,908,000)	(3,871,000)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Release of restricted cash	(2,301,000)	3,226,000
Purchase of property and equipment	(1,545,000)	(1,000)
Proceed from disposal of property and equipment	-	10,000
Net cash (used in) provided by investment activities	(3,846,000)	3,235,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options, net of costs	13,000	-
Bank borrowing proceeds	6,964,000	2,594,000
Bank borrowing repayments	(2,123,000)	(4,922,000)
Payments from a related company	-	868,000
Net cash (used in) provided by financing activities	4,854,000	(1,460,000)

EFFECT OF EXCHANGE RATES ON CASH	29,000	383,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(871,000)	(1,713,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,860,000	4,282,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,989,000	$2,569,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$63,000	$128,000
Cash paid for income tax	$2,189,000	$403,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Overview

SinoHub, Inc. (the “Company”) provides products and services to suppliers and purchasers of electronic components in connection with the manufacture and assembly of electronic products in the People’s Republic of China (the “PRC” or “China”).  Approximately 92% of the Company’s revenues are derived from the sale of electronic components and assemblies to contract manufacturers and design houses which are engaged in the manufacture of mobile phones, network equipment and other electronics products in the PRC.  These sales occur either as procurement-fulfillment projects or as one-off electronic component sales.

In connection with the supply of such components and products, the Company also provides supply chain management services from which we derive approximately 8% of our revenues.

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

B2B Chips, Limited was incorporated in June 2006 in Hong Kong to purchase and sell electronic components, to manage mobile phone motherboard production and to engage in mobile phone sales. B2B Chips is wholly owned by SinoHub Electronics Shenzhen, Ltd.

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

Critical Accounting Policies

We believe the following critical accounting policies are important to the portrayal of our financial condition and results and require our management's most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain.

Use of Estimates

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

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of customer credit history, overall trends in collections and write-offs, and expected exposures based on facts and prior experience.  On June 30, 2009, the Company maintained its bad debt provision at 4.5% of accounts receivable.  In the year-earlier period, the Company considered all outstanding accounts receivable to be collectible and no provision for doubtful accounts was made in the financial statements.

Inventories

Inventories are stated at cost, cost being determined on a first in first out method.  We evaluated our inventory on hand and noted that there were no slow-moving or obsolete items. Moreover, we have contracts in place with the customers before we procured the inventory. Therefore, no allowance is made for excess or obsolete inventories as inventories are held for a short period of time and are substantially related to specific customer order commitments.  Inventory consists of electronic components purchased from suppliers.

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

Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstances or events indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the Company considers various factors, including future cash flows, to determine whether the carrying amount exceeds fair value, and in that case, the asset is written down to fair value. No impairment of long-lived assets was determined to exist as of June 30, 2009.

Accrued Expense and Other

Accrued expenses and other primarily consists of payroll related accruals and deposits from customers for the procurement of materials.  Deposits on materials are typically utilized within a six month period.

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, bank borrowings approximate their fair values because of the short-term nature of these instruments.  Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Recent Accounting Pronouncements

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FAS 107-1 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009.  FAS 107-1 and APB 28-1 do not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, FAS 107-1 and APB 28-1 require comparative disclosures only for periods ending after initial adoption.  As this pronouncement is only disclosure-related, it does not have an impact on the financial position and results of operations.

On April 9, 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in US GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FAS 115-2 and FAS 124-2 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FAS 115-2 and FAS 124-2 are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009   FAS 115-2 and FAS 124-2 do not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, FAS 115-2 and FAS 124-2 require comparative disclosures only for periods ending after initial adoption. The Company adopted this FSP for the quarter ended June 30, 2009 and there was no material impact on the Consolidated Financial Settlements.

On April 9, 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased.  FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009 and will be applied prospectively.  FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, FAS 157-4 requires comparative disclosures only for periods ending after initial adoption.  The adoption of FAS 157-4 did not have a material impact on the financial statements.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for the interim report and annual periods that end after June 15, 2009. The adoption of SFAS 165 had no impact on the Financial Statements as management already followed a similar approach prior to the adoption of this standard.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends various provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company does not expect the standard to have any impact on the Company’s financial position.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not expect the standard to have any impact on the Company’s financial position.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or EITF Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 will be effective for interim and annual periods that end after September 15, 2009. The Company does not expect the standard to have any impact on the Company’s financial position.

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

-
Letter of credit facility with another bank in the amount of $6,400,000 to support its component sales business.  Restricted cash balances are required as security for draws against the facility and the bank requires guarantees from a customer, certain subsidiaries and certain of our shareholders, none of whom is receiving any consideration for such guarantees.  The facility is available through April, 2010.

Borrowings against these facilities at June 30, 2009 and December 31, 2008 were as follows:

	2009	2008

Note payable to a bank, annual interest rate 5.54%, due January 2009	$-	$121,000
Note payable to a bank, annual interest rate 5.54%, due January 2009	-	156,000
Note payable to a bank, annual interest rate 6.19%, due February 2009	-	954,000
Note payable to a bank, annual interest rate 6.83%, due March 2009	-	730,000
Note payable to a bank, annual interest rate 5.54%, due March 2009	-	162,000
Note payable to a bank, annual interest rate 3.6%, due October 2009	298,000	-
Note payable to a bank, annual interest rate 3.6%, due July 2009	111,000	-
Note payable to a bank, annual interest rate 3.6%, due November 2009	445,000	-
Note payable to a bank, annual interest rate 3.6%, due November 2009	1,380,000	-
Note payable to a bank, annual interest rate 3.6%, due November 2009	230,000	-
Note payable to a bank, annual interest rate 5.31%, due May 2010	1,461,000	-
Note payable to a bank, annual interest rate 5.54%, due December 2009	730,000	-
Note payable to a bank, annual interest rate 3.6%, due October 2009	1,204,000	-
Note payable to a bank, annual interest rate 3.6%, due August 2009	1,105,000	-

	$6,964,000	$2,123,000

Current maturities	$6,964,000	$2,123,000

We are expecting to repay the borrowings in full on their respective maturity dates. Interest expense for the three months ended June 30, 2009 and for the year 2008 was $38,000 and $51,000, respectively. Interest expense for the six months ended June 30, 2009 decreased to $63,000 from $128,000 for the six months ended June 30, 2008.

3.           COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases warehouse and office spaces from third parties under operating leases which expire at various dates from May 2010 through July 2013.  Rent expense for three months ended June 30, 2009 and 2008 was $98,000 and $52,000, respectively. Rent expense for the six months ended June 30, 2009 and 2008 was $210,000 and $90,000, respectively.  At June 30, 2009, the Company has outstanding commitments with respect to operating leases, which are due as follows:

2009	$195,000
2010	400,000
2011	266,000
2012	153,000
2013	89,000
$1,103,000

Contingencies

The Company accounts for loss contingencies in accordance with SFAS 5, “Accounting for Loss Contingencies” and other related guidelines.  As of June 30, 2009, the Company does not have loss contingencies.

4.           EARNINGS PER SHARE

The elements for calculation of earnings per share for three and six months ended June 30, 2009 and 2008 were as follows:

	Three months ended June,
	2009	2008

Net income for basic and diluted earnings per share	$3,181,000	$540,000
Weighted average shares used in basic computation	24,581,000	19,191,000
Effect of dilutive stock options and warrants	606,000	450,000
Weighted average shares used in diluted computation	25,187,000	19,641,000
Earnings per share:
Basic	$0.13	$0.03
Diluted	$0.13	$0.03

	Six months ended June,
	2009	2008

Net income for basic and diluted earnings per share	$5,171,000	$1,628,000
Weighted average shares used in basic computation	24,581,000	18,741,000
Effect of dilutive stock options and warrants	605,000	450,000
Weighted average shares used in diluted computation	25,186,000	19,191,000
Earnings per share:
Basic	$0.21	$0.09
Diluted	$0.21	$0.08

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

6.           STOCK OPTIONS

The Company has granted qualified stock options under the Company’s 2000 Incentive Stock Option Plan (the “2000 ISOP”) and 2008 Incentive Stock Option Plan (the “2008 ISOP”). At June 30, 2009, stock options to purchase 546,784 shares of common stock at an exercise price ranging from $0.09 to $2.48 per share were outstanding.  The exercise prices were determined by the Board at the time of grant.  In each case the exercise price was not less than the fair market value of the common stock as determined by the Board in good faith taking into account such factors as recent issuances of preferred stock with an appropriate discount factored in relative to the common shares.  The exercise prices for options issued under the 2000 ISOP following the sale of preferred stock by the Company during November and December of 2007 represent a discount to the issuance price of $0.78 for such preferred stock taking into account the added value of the conditions in the preferred stock (for example, it was redeemable with 10% appreciation).  The exercise prices for options issued in 2008 under the 2008 ISOP represent the closing price of the Company’s common stock on the business day preceding the grant date.  The exercise prices for options issued in 2009 under the 2008 ISOP represent the average of the closing price of the Company’s common stock for the five business days preceding the grant date.  The stock options granted become exercisable (“vested”) as to 25% of the original number of shares on the first anniversary of the grant date and as to an additional 6.25% of the original number of shares at the end of each successive three-month period following the first anniversary of the grant date until the fourth anniversary of the grant date.  Unless earlier terminated, these stock options granted shall expire ten years after the grant date.  Following the reverse merger, all preferred shares which were convertible on the basis of one share of preferred stock for one share of common stock issued were exchanged for common stocks of Liberty Alliance, Inc. retroactively adjusted for all periods presented.

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

The Company did not grant any stock options during the second quarter of 2009.  The Company recognized $14,000 and $6,000 in stock compensation expense for the three months ended June 30, 2009 and 2008, respectively. The Company recognized $26,000 and $6,000 in stock compensation expense for the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009, unamortized compensation cost related to stock options was $192,000.
The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted- Average Exercise Price
Balance at December 31, 2007	502,199	$0.17
Granted	252,524	$1.03
Forfeited	(23,382)	-
Exercised	(71,166)	$0.11
Balance at December 31, 2008	660,175	$0.50
Granted	41,500	$2.42
Forfeited	(76,082)	-
Exercised	(78,809)	$0.17
Balance at June 30, 2009	546,784	$0.74

The following is a summary of the status of options outstanding at June 30, 2009:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$0.09	16,202	6.1 years	$0.09	14,691	$0.09
$0.12	54,255	7.8 years	$0.12	27,128	$0.12
$0.19	183,803	8.5 years	$0.19	68,926	$0.19
$1.02	250,000	9.3 years	$1.02	0	$1.02
$2.48	2,524	9.5 years	$2.48	0	$2.48
$2.42	40,000	9.8 years	$2.42	0	$2.48
Total	546,784			110,745	$0.16

7.           RELATED PARTY TRANSACTIONS

On January 17, 2008, SinoHub’s subsidiary SinoHub Electronics Shenzhen, Ltd. acquired beneficial ownership of SinoHub SCM Shanghai, Ltd. from Sai Lin Xu with the shares of SinoHub SCM Shanghai, Ltd. being held for the benefit of SinoHub Electronics Shenzhen, Ltd. by a trustee pursuant to a Declaration of Trust.  In accordance with the terms of the Declaration of Trust, no material monetary payment was associated with this acquisition because through the Declaration of Trust, SinoHub Electronics Shenzhen had borne all costs.  The trustee was the mother-in-law of a director of the Company.

The Company distributed electronic components to and resold electronic products purchased from a company owned jointly by the Chairman and the President of the Company.  In addition, the related company provided certain warehousing and logistics services to the Company during the development of its Hong Kong operation in 2008.  During the three months ended June 30, 2009 and 2008, the Company sold goods totaling approximately $Nil and $0.1 million respectively to the related company and purchased goods totaling approximately $Nil and $1.0 million respectively from the related company.  During the six months ended June 30, 2009 and 2008, the Company sold goods totaling approximately $Nil and $0.7 million respectively to the related company and purchased goods totaling approximately $Nil and $1.8 million respectively from the related company.  At June 30, 2009 and December 31, 2008, there was no amount outstanding between the Company and the related company.

A PRC property owned by a director and his spouse is pledged to a bank to secure banking facilities for the Company.

A director and his spouse provided guarantees to banks for banking facilities extended to the Company.

The Company’s Chief Financial Officer  provided a guarantee to a bank for banking facilities extended to the Company.

On April 13, 2009, the Company entered into a registration rights agreement with the holders of an aggregate of 7,352,750 shares of the Company’s common stock issued in respect of SinoHub International's Series A, B and C Convertible Preferred Stock in connection with the reverse merger (the "Former Preferred Holders") providing them with demand and piggyback registration rights with respect to such shares on the conditions that such rights will not be exercisable for a period of 180 days following May 12, 2009, the date on which the Company’s first S-1 (the “Initial S-1”) became effective and that the Former Preferred Holders agreed not to include their shares in the Initial S-1. The Former Preferred Holders include the Company's CEO, Henry T. Cochran, and Jan Rejbo, who owned approximately 18% of the Company's outstanding stock as of the date of the agreement.  Prior to the reverse merger, the Former Preferred Holders were entitled to piggy back and demand registration rights with respect to the shares of SinoHub International common stock into which the shares of SinoHub International's Series A, B and C Convertible Preferred Stock was convertible pursuant to the terms of certain Stock Purchase Agreements entered into among SinoHub International and such holders.  Prior to the execution of such registration rights agreement, on March 6, 2009, the Company entered a waiver agreement with the respect to the registration rights agreement between the Company and the holders of common stock purchased in the Company's September 2008 private placement pursuant to which such holders consented to the inclusion in the Initial S-1 of the shares held by the Former Preferred Holders, and by certain other stockholders (the "Additional Stockholders"), including Lorikeet, Inc., a company beneficially owned by the Company’s former CEO Steven White.  The Additional Stockholders were entitled to piggyback registration rights under the terms of the Merger Agreement entered into in connection with SinoHub's reverse merger.

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

The Company and its wholly owned subsidiary, SinoHub International, Inc. are incorporated in the United States and have incurred operating losses since inception.  The Company has operating loss carry forwards (NOLs) for income taxes purposes of approximately $1,427,000 at June 30, 2009 which may be available to reduce future years’ taxable income.  These NOLs will expire, if not utilized, commencing in 2028.  Management believes the realization of tax benefits from these NOLs is uncertain due to the Company’s current operating history and continuing losses in the US for tax purposes.  Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax benefit has been recorded.

The Company’s subsidiaries in Hong Kong are subject to Hong Kong profits tax at a statutory rate of 17.5%.  No provision for Hong Kong profits tax was required as these entities incurred losses during three months ended June 30, 2009 and 2008.  There are no tax loss carry forward provisions in Hong Kong.

The Company’s subsidiaries in China were subject to China income tax at a statutory rate of 25% in 2009 and 2008.  However, these subsidiaries are located in special economic regions and/or qualify as “new or high-technology enterprises” that are allowed special tax reductions until 2012.  The Company’s subsidiaries in China was subject to special tax rate was 19% in 2009 and 18% in 2008.

Income tax expense for three months ended June 30, 2009 and 2008 is summarized as follows:

	2009	2008

Current	$920,000	$252,000
Deferred	-	-
	$920,000	$252,000

Income tax expense for six months ended June 30, 2009 and 2008 is summarized as follows:

	2009	2008

Current	$1,482,000	$342,000
Deferred	-	-
	$1,482,000	$342,000

9.           CONCENTRATIONS AND RISKS

99% of the Company’s assets were located in China.

During three months ended June 30, 2009 and 2008, 10% and 0% of revenues were derived from sales made outside of PR China, respectively. During six months ended June 30, 2009 and 2008, 11% and 0% of revenues were derived from sales made outside of PR China, respectively.

Major customers and sales to those customers as a percentage of total sales were as follows:

	Customer A	Customer B
For three months ended
June 30, 2009	9%	7%
June 30, 2008	12%	10%

	Customer A	Customer B
For six months ended
June 30, 2009	10%	7%
June 30, 2008	12%	10%

As of June 30, 2009, accounts receivable to those customers were approximately $2.2 million.

Major suppliers and purchases from those suppliers as a percentage of total purchases were as follows:

	Vendor A	Vendor B	Vendor C
For three months ended
June 30, 2009	8%	6%	3%
June 30, 2008	11%	9%	9%

	Vendor A	Vendor B	Vendor C
For six months ended
June 30, 2009	8%	7%	5%
June 30, 2008	11%	9%	9%

As of June 30, 2009, accounts payable from those suppliers were approximately $560,000.

10.           SUBSEQUENT EVENTS

On July 31, 2009, the NYSE Amex authorized the listing of the common stock of SinoHub, Inc. and on August 7, 2009 SinoHub common stock began trading on the NYSE Amex exchange under the ticker symbol SIHI. On August 6, 2009, SinoHub closed a private investment of its common stock, selling an aggregate of 342,862 shares at $3.50 per share for an aggregate investment of $1.2 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s second amended Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on May 12, 2009  (the “2008 10-K”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of the 2008 10-K.   The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report on Form 10-Q.   All amounts are expressed in United States Dollars.

The following discussion should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2008, and the unaudited financial statements and the related notes that appear elsewhere in this report.

OVERVIEW

RESULTS OF OPERATIONS FOR THREE AND SIX MONTHS ENDED
JUNE 30, 2009 COMPARED TO JUNE 30, 2008

Overall Results

The Company reported net income for three months ended June 30, 2009 of $3.2 million compared to $0.5 million in the year-earlier period, a gain of 489%, despite the fact that net income in Q2 2008 was burdened by the costs of the Company’s reverse triangular merger transaction. For the six months ended June 30, 2009, the Company reported net income of $5.2 million, a 218% increase over the $1.6 million reported in the same period in 2008.

Net Sales

Net sales for three months and six months ended June 30, 2009 were $31.4 million and $49.5 million respectively, up 137% and 99% from $13.2 million and $24.8 million recorded respectively in the year-earlier periods.  The capital infusion from private financing that was closed in September, 2008 gave the Company funds to expand its business.  The Company reports net sales on the basis of two business categories, supply chain management services and electronic component sales.  In three and six months ended June 30, 2009, net sales of supply chain management services increased 296% and 270% to $2.3 million and $4.0 million from $0.6 million and $1.1 million respectively in the year-earlier periods.  These increases were primarily based on the addition of several large mobile phone design house customers. In three and six months ended June 30, 2009, net sales of electronic components increased 131% and 91% to $29.1 million and $45.4 million from $12.6 million and $23.7 million respectively in the year-earlier periods. We believe a driving force behind these increases was the Company’s ability to obtain from its supplier customers better pricing for its manufacturer customers than they were able to achieve on their own, and new functionality in SinoHub SCM, such as bill of material management and bar code handling, that made it easier for manufacturer customers to operate their supply chains thereby increasing our level of customers.

Gross Profit

The Company recorded gross profit of $5.7 million and $9.5 million in three and six months ended June 30, 2009, compared with $2.0 million and $3.8 million respectively in the year-earlier periods.  The gross profit margin for three and six months ended June 30, 2009 increased to 18.2% and 19.3% from 15.1% and 15.5% respectively in the year-earlier period.  This was mainly attributable to growth in higher margin supply chain management services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 122% and 105% to $1.3 million and $2.2 million in three and six months ended June 30, 2009 from $0.6 million and $1.1 million in the year-earlier periods respectively to support the general growth in sales and expanded operations. Primary contributors were increased staff and startup costs associated with new customers. These expenses were 4.1% and 4.5% of revenues in three and six months ended June 30, 2009 compared to 4.4% and 4.3% in the year-earlier periods.

Income from Operations

The Company recorded income from operations of $4.1 million and $6.7 million in three and six months ended June 30, 2009, as compared with income from operations of $0.8 million and $2.1 million respectively in the year-earlier periods.

Income Taxes

The Company’s effective tax rate was estimated at 22% in three and six months ended June 30, 2009 compared to 32% and 17% respectively in the year-earlier periods. The statutory tax rate in the PRC of 25% in 2009 and 2008 was reduced in both periods by favorable tax preferences experienced by the Company’s operations in special economic zones as designated by the Chinese government.  The trend toward a higher effective tax rate is expected to continue as preferences lapse over time.  The Chinese government recently lowered the corporate income tax rate from 33% to 25%.  In Shenzhen, where the Company does most of its business, the special economic zone status means the corporate income tax rate for 2008 was 18% and, barring further changes, it is 19% in 2009.  The stated intention of the Chinese government is to gradually increase the corporate tax rate in special economic zones such as in Shenzhen to the national level, which is 25% at present.  Income tax estimates in interim periods have varied as the Company has adjusted provisions and accruals in light of actual tax filings.

Foreign Currency Translation Gain and Comprehensive Net Income

The Company reported foreign currency translation gains of $2,000 and $33,000 in three and six months ended June 30, 2009, compared with foreign currency translation gains of $179,000 and $465,000 respectively in the year-earlier periods. The reason for the large difference between the gains in 2009 and those in 2008 was that the government of PR China chose to maintain a very stable exchange rate between Renminbi and US Dollars in the first half of 2009, unlike the same period in 2008.  Comprehensive net income (net income plus foreign currency translation gains) was $3.2 million and $5.2 million in three and six months ended June 30, 2009, compared with $0.7 million and $2.1 million respectively in the year-earlier periods.

CONSOLIDATED FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

The Company’s strategic plans include continued expansion and support of our SCM Platform and electronic component sales, including procurement-fulfillment programs.  As a result of the working capital investments necessary to support these plans, the Company will continue to require cash and financing resources to meet and exceed its objectives. The Company’s cost of capital increased with the private financing we closed on September 10, 2008 for net proceeds of approximately $6.5 million. Since gross proceeds were approximately $7.5 million, the cost burden of $1 million represented 13.3%.  Our cost of capital with China Construction Bank, Industrial and Commercial Bank of China, and Hongzhou Bank was approximately 4% at June 30, 2009.  Since our September 10, 2008 equity financing, most of the working capital the Company has raised has come from Chinese banks, which, to date, have not been affected by the global credit crisis nearly as much as the US and European banks.  While there can be no assurance that we will not experience a problem in the future, to date we have not had any collection problems with any procurement-fulfillment project funded.

We believe the SinoHub’s procurement-fulfillment and electronic component sales business can be expanded with additional funds depending, in part, on how quickly we can build out new infrastructure and hire additional staff.  This is because the electronics business in China is very large relative to the size of the Company’s business.  Additional working capital would enable us to purchase more electronic components from our suppliers, which should lower our costs, and thus enhance our profitability.  Increased volume would also likely enable the Company to get more favorable terms from suppliers which would lower our need for additional financing from third parties.  Moreover, the addition of warehouse space to support the Company’s growth will require capital investment.  Accordingly, if SinoHub is unsuccessful in raising additional working capital, the Company’s growth will be adversely affected.

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

At June 30, 2009 and December 31, 2008, the Company had cash and cash equivalents of $5.0 million and $5.9 million, respectively.  During the six months ended June 30, 2009, the net amount of cash used in the Company’s operating activities was $1.9 million, the net amount of cash used in investing activities was $3.8 million, and the net amount of cash provided by financing activities was $4.9 million.  Exchange rate changes decreased cash flow effects by $29,000 in the six months ended June 30, 2009.

The Company advances money to procurement-fulfillment customers to purchase electronic components.  We only purchase standard components which are readily saleable.  When a manufacturer customer give us a procurement-fulfillment project, the customer inputs a bill of materials with their supplier and inputs price information into SinoHub SCM.  Our job is to purchase these electronic components, substituting our suppliers if we can get a better price and, when we have the entire bill of materials assembled, import the components into China and deliver the components to the customer’s factory floor.  Our typical procurement-fulfillment sale to a customer requires the customer to post a deposit of 15% to 20% of the cost of the components and we generally provide 60-day payment terms.  The terms begins when the project is approved, but SinoHub does not actually pay for the components until we receive them and in some cases we receive terms from the suppliers, with our cost of borrowing of approximately 0.4% per month in the six months ended June 30, 2009.

Cash Flows from Operating Activities

The Company maintains a significant investment in working capital, primarily accounts receivable and inventories. Accounts receivable and inventories represented approximately 78% and 76% of total assets at June 30, 2009 and December 31, 2008, respectively.

The net amount of cash used in the Company’s operating activities during six months ended June 30, 2009 was $1.9 million, which primarily included earnings from operations that were more than offset by investments in accounts receivable and inventory to support the Company’s business growth.  For six months ended June 30, 2008, net cash used in operating activities was $3.9 million for the same reason.

Cash Flows from Investing Activities

The net amount of cash used in investing activities during six months ended June 30, 2009 was $3.8 million primarily the result of restricted cash buildup.  For six months ended June 30, 2008, investing activities generated $3.2 million primarily the result of releasing restricted cash.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during six months ended June 30, 2009 was $4.8 million primarily as the result of bank borrowings.  For six months ended June 30, 2008, the net amount of cash used by financing activities was $1.5 million primarily as the result of repayments of bank borrowings.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

CRITICAL ACCOUNTING POLICIES

See Note 1, Summary of Significant Accounting Policies and Organization, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for a discussion of critical accounting policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information requested by this item, as provided by Regulation S-K Item 305(e).

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of the Stockholders on June 18, 2009 in New York. The stockholders elected seven directors for terms of one year each, approved the Company’s Amended and Restated 2008 Stock Plan and ratified the appointment of the firm Jimmy C.H. Chung & Co. as the independent auditors for the Company for the fiscal year ending December 31, 2009.

The votes cast for or withheld for the election of the directors were as follows:

NAME	FOR	WITHHELD
Henry T. Cochran	17,156,409	16,122
Lei Xia	16,093,801	1,078,730
Charles T. Kimball	17,156,407	16,124
Will Wang Graylin	16,093,705	1,078,766
Richard L. King	17,155,891	16,640
Robert S. Torino	17,155,791	16,740
Afshin Yazdian	16,093,765	1,078,766

The votes cast for, against or abstaining for the ratification of the Company’s Amended and Restated 2008 Stock Plan were as follows:

FOR	AGAINST	ABSTAIN
17,145,475	200	26,856

The votes cast for, against or abstaining for the ratification of the appointment of the firm Jimmy C.H. Chung & Co. as the independent auditors for the Company for the fiscal year ending December 31, 2009 were as follows:

FOR	AGAINST	ABSTAIN
16,933,313	166	239,052

There were no other matters presented to the Company’s stockholders during the quarter ended June 30, 2009.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINOHUB, INC.

Date: August 13, 2009	By:	/s/ Henry T. Cochran
Henry T. Cochran
Chief Executive Officer

Date: August 13, 2009	By:	/s/ Li De Hai
Li De Hai
Chief Financial Officer (Principal Financial and Accounting Officer)