Form 10-Q
period 2009-09-30
SINOHUB, INC.
filed 2009-11-16
CIK 1406574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at October 30, 2009
Common Stock, $0.001 par value per share	25,100,788 shares

SINOHUB, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “SinoHub” or "Company" refer to the consolidated operations of SinoHub, Inc., a Delaware corporation, and its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$6,699,000	$5,860,000
Restricted cash	2,962,000	374,000
Accounts receivable, net of allowance	33,564,000	22,282,000
Inventories, net	3,505,000	435,000
Prepaid expenses and other	565,000	370,000
Total current assets	47,295,000	29,321,000

PROPERTY AND EQUIPMENT, NET	1,918,000	703,000

TOTAL ASSETS	$49,213,000	$30,024,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,577,000	$764,000
Accrued expenses and other liabilities	671,000	234,000
Bank borrowings	9,068,000	2,123,000
Income and other taxes payable	1,852,000	3,391,000
Total current liabilities	15,168,000	6,512,000

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized;	-	-
no shares issued
Common stock, $0.001 par value, 100,000,000 shares authorized;	25,000	25,000
25,056,671 shares and 24,501,989 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively
Additional paid-in capital	13,287,000	11,529,000
Retained earnings
Unappropriated	19,135,000	10,424,000
Appropriated	724,000	724,000
Accumulated other comprehensive income	874,000	810,000
Total stockholders’ equity	34,045,000	23,512,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,213,000	$30,024,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
NET SALES
Supply chain management services	$1,910,000	$1,270,000	$5,943,000	$2,361,000
Electronic components	34,270,000	26,913,000	79,689,000	50,649,000
Total net sales	36,180,000	28,183,000	85,632,000	53,010,000
COST OF SALES
Supply chain management services	198,000	671,000	408,000	953,000
Electronic components	29,544,000	21,434,000	69,250,000	42,141,000
Total cost of sales	29,742,000	22,105,000	69,658,000	43,094,000

GROSS PROFIT	6,438,000	6,078,000	15,974,000	9,916,000

OPERATING EXPENSES
Selling, general and administrative	1,074,000	954,000	3,287,000	2,031,000
Professional services	253,000	18,000	614,000	511,000
Depreciation	151,000	90,000	387,000	288,000
Stock compensation expense	272,000	-	298,000	6,000
Total operating expenses	1,750,000	1,062,000	4,586,000	2,836,000

INCOME FROM OPERATIONS	4,688,000	5,016,000	11,388,000	7,080,000

OTHER INCOME (EXPENSE)
Interest expense	(20,000)	(53,000)	(83,000)	(181,000)
Interest income	4,000	21,000	15,000	40,000
Other, net	2,000	3,000	7,000	19,000
Total other expense, net	(14,000)	(29,000)	(61,000)	(122,000)

INCOME BEFORE INCOME TAXES	4,674,000	4,987,000	11,327,000	6,958,000
Income tax expense	1,134,000	1,068,000	2,616,000	1,410,000

NET INCOME	3,540,000	3,919,000	8,711,000	5,548,000

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	31,000	216,000	63,000	680,000

COMPREHENSIVE INCOME	$3,571,000	$4,135,000	$8,774,000	$6,228,000

SHARE AND PER SHARE DATA
Net income per share-basic	$0.14	$0.19	$0.35	$0.28
Weighted average number of shares-basic	24,883,000	21,021,000	24,682,000	19,503,000
Net income per share-diluted	$0.13	$0.18	$0.34	$0.28
Weighted average number of shares-diluted	26,260,000	21,389,000	25,463,000	19,871,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,711,000	$5,548,000
Adjustments to reconcile net income to cash provided by (used in) operations:
Depreciation	387,000	288,000
Stock compensation expense	298,000	5,000
Stock issued for professional services	30,000	451,000
Loss on disposal of property and equipment	-	5,000
Changes in operating assets and liabilities:
Accounts receivable	(11,219,000)	(8,221,000)
Inventories	(3,067,000)	(138,000)
Prepaid expenses and other	(73,000)	(277,000)
Accounts payable	2,809,000	(3,764,000)
Accrued expenses and other liabilities	436,000	27,000
Income and other taxes payable	(1,546,000)	516,000
Net cash used in operating activities	(3,234,000)	(5,560,000)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Release of restricted cash	(2,588,000)	5,057,000
Purchase of property and equipment	(1,620,000)	(1,000)
Proceed from disposal of property and equipment	-	10,000
Net cash provided by (used in) investment activities	(4,208,000)	5,066,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of cost	1,200,000	6,484,000
Proceeds from exercise of warrants and options, net of costs	108,000
Bank borrowing proceeds	14,284,000	2,594,000
Bank borrowing repayments	(7,338,000)	(7,060,000)
Notes payable payments	-	(251,000)
Payments from a related company	-	2,210,000
Net cash provided by financing activities	8,254,000	3,977,000

EFFECT OF EXCHANGE RATES ON CASH	27,000	350,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	839,000	3,833,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,860,000	4,282,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,699,000	$8,115,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$83,000	$181,000
Cash paid for income tax	$3,671,000	$403,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Overview

SinoHub, Inc. (the “Company”) provides products and services to suppliers and purchasers of electronic components in connection with the manufacture and assembly of electronic products in the People’s Republic of China (the “PRC” or “China”).  For the nine months ended September 30, 2009, approximately 93% of the Company’s revenues are derived from the sale of electronic components and assemblies to contract manufacturers and design houses which are engaged in the manufacture of mobile phones, network equipment and other electronics products in the PRC.  These sales occur either as procurement-fulfillment projects or as one-off electronic component sales.

In connection with the supply of such components and products, the Company also provides supply chain management services from which we derive approximately 7% of our revenues for the nine months ended September 30, 2009.

The Company began another business activity in the third quarter of 2009 to source and sell mobile phones to emerging markets (e.g. Vietnam, Malaysia, Indonesia and India).   Revenue from this activity was insignificant in the third quarter of 2009.

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

In May 2008, Liberty Alliance, Inc., SinoHub Acquisition Corp., known as the Merger Sub, SinoHub, Inc., known as the Acquired Sub, and Steven L. White, the principal stockholder of Liberty Alliance, entered into an Agreement and Plan of Merger pursuant to which the Merger Sub agreed to merge with and into the Acquired Sub, with the Acquired Sub being the surviving corporation.  In connection with the merger, Liberty Alliance, Inc. issued to the stockholders of the Acquired Sub 18,290,000 shares (as adjusted for reverse stock split) of the Company’s common stock in exchange for all the outstanding shares of the Acquired Sub’s preferred and common stock and the Company assumed options exercisable for additional shares of common stock.  At the closing, Liberty Alliance, Inc. also issued 510,000 shares (as adjusted for reverse stock split) of the Company’s common stock to certain consultants for services rendered in connection with the Merger.  The vast majority of these shares were issued to a consultant, who provided consulting services to help the company engage SEC counsel and investment bankers in the process of the Company’s Chinese operations becoming part of a public entity through a reverse merger and raising a private investment in public equity.  In particular, this investment consultant also advised the Company directly in consummating a reverse merger involving a NASD over-the-counter bulletin board shell company.  Immediately following the merger, the Company had 20,000,000 shares of common stock outstanding and options exercisable for an additional 489,451 shares (as adjusted for reverse stock split) of common stock.  The conclusion of these events was deemed to be a reverse takeover transaction, or RTO, after which the original stockholders of the Company held approximately 6% of the issued and outstanding shares of the Company’s common stock on a fully diluted basis and the Acquired Sub’s stockholders, including the shares issued to consultants, held approximately 94% of the Company’s issued and outstanding shares of common stock.

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

SinoHub SCM Shenzhen, Ltd. was incorporated in December 2001 in the PRC to hold an import and export license in the PRC. SinoHub SCM Shenzhen, Ltd. purchases and sells electronic component parts and also provides Customs clearance services to our customers. 100% of the equity interest in SinoHub SCM Shenzhen, Ltd. was held on behalf of SinoHub by SinoHub Electronics Shenzhen, Ltd. through a Declaration of Trust with SinoHub Electronics Shenzhen, Ltd. dated January 30, 2008.

On August 21, 2009 our wholly-owned subsidiary SinoHub Electronics Shenzhen, Ltd. exercised its rights under a declaration of trust with Ms. Hantao Cui, a citizen of the PRC, a shareholder of the Company and the spouse of our President Lei Xia, as trustee (the "Trustee") to cause the shares of SinoHub SCM Shenzhen, Ltd. previously registered in the name of the Trustee to be registered in the name of SinoHub Electronics Shenzhen, Ltd.  SinoHub SCM Shenzhen, Ltd. is now directly and solely owned by SinoHub Electronics Shenzhen, Ltd.

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

B2B Chips, Limited was incorporated in June 2006 in Hong Kong.  The Company uses B2B Chips, Limited  to purchase and sell electronic components, to manage mobile phone motherboard production and to engage in mobile phone sales. B2B Chips is wholly owned by SinoHub Electronics Shenzhen, Ltd.

SinoHub Technology (Hong Kong) Limited was incorporated in May 2007 in Hong Kong and has not yet commenced business.  SinoHub Technology (Hong Kong) Limited is wholly owned by B2B Chips, Limited.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months.  Cash amounts held as security for the Company’s bank loans are reported as restricted cash and are not included with cash or cash equivalents on the balance sheet until the security for such funds has been released.

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of customer credit history, overall trends in collections and write-offs, and expected exposures based on facts and prior experience.  On September 30, 2009, the Company reduced its bad debt provision from the prior quarter’s rate of 4.5% to 2.7% of accounts receivable.  The reduction of $492,000 was recorded in Selling, General and Administrative Expense.  In the year-earlier period, the Company considered all outstanding accounts receivable to be collectible and no provision for doubtful accounts was made in the financial statements.

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

Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstances or events indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the Company considers various factors, including future cash flows, to determine whether the carrying amount exceeds fair value, and in that case, the asset is written down to fair value.  No impairment of long-lived assets was determined to exist as of September 30, 2009.

Accrued Expense and Other Liabilities

Accrued expenses and other liabilities primarily consist of payroll and professional services related accruals and customer deposits.

Financial Instruments

The Company analyzes all financial instruments that may have features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (ASC Topic 480-10) SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” (ASC Topic 815) and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” (ASC Topic 815) At present, there are no such instruments in the financial statements.  The Company also analyzes registration rights agreements associated with any equity instruments issued to determine if penalties triggered for late filing should be accrued under FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” (ASC Topic 825)

Fair Value of Financial Instruments

SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," (ASC Topic 825) requires certain disclosures regarding the fair value of financial instruments.  Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

SFAS No. 157 “Fair Value Measurements” (ASC Topic 820) defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

SFAS No. 157 (ASC Topic 820) establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 (ASC Topic 820) establishes three levels of inputs that may be used to measure fair value:

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

Stock-Based Compensation

The Company adopted SFAS No. 123R, “Share-Based Payments.” (ASC Topic 718) This Statement requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which services are received.  Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R (ASC Topic 718) and the Emerging Issues Task Force consensus Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF 96-18") (ASC Topic 505-50), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Revenue Recognition

The Company reports revenue from supply chain management, or SCM services and electronic components sales. Revenues for supply chain management services are earned from both the SCM services and procurement-fulfillment programs and are primarily based on a percentage of inventory value handled for a customer.  The Company recognizes revenue from SCM services when the services are provided.  Revenues from electronic components sales are based on quoted prices and are recognized at the time of shipment to customers.  Sales are recorded net of discounts and allowances.  In all cases, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services rendered, the sales price is determinable, and collectability is reasonably assured.

Income Taxes

The Company accounts for income taxes under the SFAS No. 109, “Accounting for Income Taxes.” (ASC Topic 740)  Under SFAS 109 (ASC Topic 740), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109 (ASC Topic 740), the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

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

The Company uses United State Dollar (“USD”) as its reporting currency.  The Company accounts for foreign currency translation pursuant to SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”) (ASC Topic 830).  The subsidiaries of the Company’s functional currencies are the Hong Kong Dollar (“HKD”) and Chinese Renminbi (“RMB”).  Under SFAS No. 52 (ASC Topic 830), all assets and liabilities are translated into United States dollars using the current exchange rate at the balance sheet date.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period.  Translation adjustments are included in other comprehensive income (loss) for the period.

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

Earnings Per Share

Earnings per share is in accordance with the provisions of SFAS No. 128, "Earnings Per Share." (ASC Topic 260)  SFAS 128 (ASC Topic 260) requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

Segments

The Company operates in one business segment.

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC or Codification), “Generally Accepted Accounting Principles - Overall” (ASC Topic 105-10). The Codification established one source for all U.S. GAAP. The Codification supersedes, but does not change, all then-existing non-SEC accounting and reporting standards. Throughout this report, references provided to applicable portions of the Codification also include reference to the original FASB standard (SFAS), staff position (FSP) or consensus of the Emerging Issues Task Force (EITF).

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”) (ASC Topic 715-20-65). FSP FAS 132(R)-1 (ASC Topic 715-20-65) requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 (ASC Topic 715-20-65) also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 (ASC Topic 715-20-65) must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”) (not part of the codification yet).  SFAS 166 amends various provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company does not expect the standard to have any impact on the Company’s financial position.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) (not part of the codification yet). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not expect the standard to have any impact on the Company’s financial position.

In August 2009, the FASB issued ASU No. 2009-05 “Measuring Liabilities at Fair Value” (amendments to  ASC Topic 820, Fair Value Measurements and Disclosures)” (“ASU 2009-05”)which amends Fair Value Measurements and Disclosures – Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for our fourth quarter 2009. The Company does not expect this guidance to have a material impact on the Company's consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

In October 2009, the FASB issued ASU 2009-14, “Certain Arrangements That Include Software Elements, (amendments to ASC Topic 985, Software)” (“ASU 2009-14”). ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU 2009-14 on our financial statements.

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”( amendments to ASC Topic 470, Debt)” (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

2.           BANK BORROWINGS AND FINANCING ARRANGEMENTS

The Company has secured financing facilities (RMB based) with certain PRC banks to support its business operations.  The facilities with each bank include:

-
Letter of credit facility with one bank in the amount of $3,200,000 to support its component sales business.  Restricted cash balances are required as security for draws against the facility and an annual commitment fee of 0.1% is assessed.  In addition, the bank requires a third party guarantor.  The third-party guarantor required the Company to pay it a fee of $80,000 for providing its guaranty.  This facility expired in August 2009.  The Company also has a $1,460,000 Customs duty import facility and a $2,200,000 Customs export refund facility through this bank to support short term duty collections for its component sales business.  These facilities renew each year and are available through February 2010.

-
Letter of credit facility with another bank in the amount of $4,400,000 to support its component sales business.  Restricted cash balances are required as security for draws against the facility and the bank requires guarantors from a subsidiary and shareholders and lien on a PRC property owned by a director and his spouse.  In addition, the bank requires a third party guarantor.  The third-party guarantor required the Company to pay it a fee of $72,000 for providing its guaranty.  The facility is renewable each year and is available through September, 2010.

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

Borrowings against these facilities at September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008

Note payable to a bank, annual interest rate 5.54%, due January 2009	$-	$121,000
Note payable to a bank, annual interest rate 5.54%, due January 2009	-	156,000
Note payable to a bank, annual interest rate 6.19%, due February 2009	-	954,000
Note payable to a bank, annual interest rate 6.83%, due March 2009	-	730,000
Note payable to a bank, annual interest rate 5.54%, due March 2009	-	162,000

Note payable to a bank, annual interest rate 3.6%, due October 2009	299,000	-
Note payable to a bank, annual interest rate 3.6%, due October 2009	1,205,000	-
Note payable to a bank, annual interest rate 3.6%, due November 2009	445,000	-
Note payable to a bank, annual interest rate 3.6%, due November 2009	1,380,000	-
Note payable to a bank, annual interest rate 3.6%, due November 2009	230,000	-
Note payable to a bank, annual interest rate 5.54%, due December 2009	731,000	-
Note payable to a bank, annual interest rate 3.6%, due December 2009	1,204,000	-
Note payable to a bank, annual interest rate 3.6%, due December 2009	2,111,000	-
Note payable to a bank, annual interest rate 5.31%, due May 2010	1,463,000	-

	$9,068,000	$2,213,000
Less : current maturities	-	-
Long -term portion	$9,068,000	$2,213,000

Interest expense for the three months ended September 30, 2009 and 2008 was $20,000 and $53,000, respectively. Interest expense for the nine months ended September 30, 2009 and 2008 was $83,000 and $181,000, respectively.

3.           COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases warehouse and office spaces from third parties under operating leases which expire at various dates from May 2010 through July 2013.  Rent expense for three months ended September 30, 2009 and 2008 was $108,000 and $84,000, respectively. Rent expense for the nine months ended September 30, 2009 and 2008 was $318,000 and $174,000, respectively.  At September 30, 2009, the Company had outstanding commitments with respect to operating leases, which are due as follows:

2009	$87,000
2010	403,000
2011	251,000
2012	153,000
2013	89,000
$983,000

Contingencies

The Company accounts for loss contingencies in accordance with SFAS 5, “Accounting for Loss Contingencies” and other related guidelines.  As of September 30, 2009, the Company did not have any loss contingencies.

4.           EARNINGS PER SHARE

The elements for calculation of earnings per share for three and nine months ended September 30, 2009 and 2008 were as follows:

	Three months ended September, 30
	2009	2008

Net income for basic and diluted earnings per share	$3,540,000	$3,919,000
Weighted average shares used in basic computation	24,883,000	21,021,000
Effect of dilutive stock options and warrants	1,377,000	368,000
Weighted average shares used in diluted computation	26,260,000	21,389,000
Earnings per share:
Basic	$0.14	$0.19
Diluted	$0.13	$0.18

	Nine months ended September, 30
	2009	2008

Net income for basic and diluted earnings per share	$8,711,000	$5,548,000
Weighted average shares used in basic computation	24,682,000	19,503,000
Effect of dilutive stock options and warrants	781,000	368,000
Weighted average shares used in diluted computation	25,463,000	19,871,000
Earnings per share:
Basic	$0.35	$0.28
Diluted	$0.34	$0.28

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

On August 6, 2009 we entered into and closed a Securities Purchase Agreement with certain accredited investors in a private placement for an aggregate of 342,862 shares of common stock, which resulted in gross proceeds to the Company of $1,200,000.

In July 2009, the Company granted 64,894 shares for services to employees at a fair value of $184,299.

In August 2009, the Company issued 24,000 shares to third parties for consulting services at a fair value of $60,000.

In August 2009, a stockholder exercised his warrant to purchase 44,117 shares of common stock for $94,852.

6.	STOCK OPTIONS

The Company has granted qualified stock options under the Company’s 2000 Incentive Stock Option Plan (the “2000 ISOP”) and 2008 Incentive Stock Option Plan (the “2008 ISOP”). At September 30, 2009, stock options to purchase 1,321,678 shares of common stock at an exercise price ranging from $0.10 to $4.36 per share were outstanding.  The exercise prices were determined by the Board at the time of grant.  In each case the exercise price was not less than the fair market value of the common stock as determined by the Board in good faith taking into account such factors as recent issuances of preferred stock with an appropriate discount factored in relative to the common shares.  The exercise prices for options issued under the 2000 ISOP following the sale of preferred stock by the Company during November and December of 2007 represent a discount to the issuance price of $0.78 for such preferred stock taking into account the added value of the conditions in the preferred stock (for example, it was redeemable with 10% appreciation).  The exercise prices for options issued in 2008 under the 2008 ISOP represent the closing price of the Company’s common stock on the business day preceding the grant date.  The exercise prices for options issued in 2009 under the 2008 ISOP represent the average of the closing price of the Company’s common stock for the five business days preceding the grant date.  The stock options granted become exercisable (“vested”) as to 25% of the original number of shares on the first anniversary of the grant date and as to an additional 6.25% of the original number of shares at the end of each successive three-month period following the first anniversary of the grant date until the fourth anniversary of the grant date.  Unless earlier terminated, these stock options granted shall expire ten years after the grant date.  Following the reverse merger, all preferred shares which were convertible on the basis of one share of preferred stock for one share of common stock issued were exchanged for common stocks of Liberty Alliance, Inc. retroactively adjusted for all periods presented.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected	Expected	Dividend	Risk Free	Grant Date
Life	Volatility	Yield	Interest Rate	Fair Value

The 2000 ISOP
5 years	175%	0%	2.5%	$0.09 - $0.19

The 2008 ISOP
1 year	83% - 121%	0%	2.5%	$0.47 - $2.64

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

The Company granted stock options to purchase an aggregate of 775,048 shares of common stock during the third quarter of 2009.  The Company recognized $272,000 in stock compensation expense for the three months ended September 30, 2009.   For the three months ended September 30, 2008, the stock compensation expense was immaterial.  The Company recognized $298,000 and $6,000 in stock compensation expense for the nine months ended September 30, 2009 and 2008 respectively.  At September 30, 2009, unamortized compensation cost related to stock options was $1,608,000.

The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted- Average Exercise Price
Balance at December 31, 2007	502,199	$0.17
Granted	252,524	$1.03
Forfeited	(23,382)	-
Exercised	(71,166)	$0.11
Balance at December 31, 2008	660,175	$0.50
Granted	41,500	$2.42
Forfeited	(76,082)	-
Exercised	(78,809)	$0.17
Balance at June 30, 2009	546,784	$0.74
Granted	785,048	$2.67
Forfeited	(10,154)	-
Exercised	0	-
Balance at September 30, 2009	1,321,678	$1.87

The following is a summary of the status of options outstanding at September 30, 2009:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$0.09	20,511	5.8 years	$0.09	19,888	$0.09
$0.12	52,191	7.5 years	$0.12	33,066	$0.12
$0.19	181,404	8.2 years	$0.19	82,626	$0.19
$1.02	250,000	9.0 years	$1.02	0	$1.02
$2.48	2,524	9.2 years	$2.48	0	$2.48
$2.42	40,000	9.5 years	$2.42	0	$2.42
$2.35	107,914	9.3 years	$2.35	16,084	$2.35
$2.48	59,347	9.3 years	$2.48	8,422	$2.48
$2.40	281,787	9.4 years	$2.40	36,902	$2.40

$2.50	206,000	9.8 years	$2.50	0	$2.50
$4.36	14,000	9.9 years	$4.36	0	$4.36
$3.92	106,000	10 years	$3.92	0	$3.92
Total	1,321,678			196,988	$0.86

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

The Company distributed electronic components to and resold electronic products purchased from a company owned jointly by the Chairman and the President of the Company.  In addition, the related company provided certain warehousing and logistics services to the Company during the development of its Hong Kong operation in 2008.  During the three months ended September 30, 2009 and 2008, the Company sold goods totaling approximately $Nil and $Nil million respectively to the related company and purchased goods totaling approximately $Nil and $1.2 million respectively from the related company.  During the nine months ended September 30, 2009 and 2008, the Company sold goods totaling approximately $Nil and $0.7 million respectively to the related company and purchased goods totaling approximately $Nil and $3.0 million respectively from the related company.  At September 30, 2009 and December 31, 2008, there was no amount outstanding between the Company and the related company.

A PRC property owned by the Company’s Chief Executive Officer and his spouse is pledged to a bank to secure banking facilities for the Company.

The Company’s President and his spouse provided guarantees to a bank for banking facilities extended to the Company.

The Company’s Chief Financial Officer provided a guarantee to a bank for banking facilities extended to the Company.

On April 13, 2009, the Company entered into a registration rights agreement with the holders of an aggregate of 7,352,750 shares of SinoHub common stock issued in respect of SinoHub International's Series A, B and C Convertible Preferred Stock in connection with the reverse merger (the "Former Preferred Holders") providing them with demand and piggyback registration rights with respect to such shares on the condition that such rights will not be exercisable for a period of 180 days following the date on which the Company’s first S-1 became effective.  The S-1 became effective on May 12, 2009. The Former Preferred Holders include, among others, the Company's CEO, Henry T. Cochran, and Jan Rejbo, who owns approximately 18% of the Company's outstanding stock.  Prior to the reverse merger, the Former Preferred Holders were entitled to piggy back and demand registration rights with respect to the shares of SinoHub International common stock into which the shares of SinoHub International's Series A, B and C Convertible Preferred Stock was convertible pursuant to the terms of certain Stock Purchase Agreements entered into among SinoHub International and such holders.

Prior to the execution of such registration rights agreement, on March 6, 2009, the Company entered a waiver agreement with the respect to the separate registration rights agreement between the Company and the holders of common stock purchased in the Company's September 2008 private placement pursuant to which such holders consented to the inclusion in the S-1 that became effective on May 12, 2009 of the shares held by the Former Preferred Holders, and by certain other stockholders (the "Additional Stockholders"), including Lorikeet, Inc., a company beneficially owned by our former CEO Steven White.  The Additional Stockholders are entitled to piggyback registration rights under the terms of the Merger Agreement entered into in connection with SinoHub's reverse merger, and in accordance with such rights, the applicable shares owned by the Additional Stockholders were registered for resale in the S-1.

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

The Company and its wholly owned subsidiary, SinoHub International, Inc. are incorporated in the United States and have incurred operating losses since inception.  The Company has operating loss carry forwards (NOLs) for income taxes purposes of approximately $1.3 million at September 30, 2009 which may be available to reduce future years’ taxable income.  These NOLs will expire, if not utilized, commencing in 2028.  Management believes the realization of tax benefits from these NOLs is uncertain due to the Company’s current operating history and continuing losses in the US for tax purposes.  Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax benefit has been recorded.

The Company’s subsidiaries in Hong Kong are subject to Hong Kong profits tax at a statutory rate of 17.5%.  No provision for Hong Kong profits tax was required as these entities incurred losses during the three months ended September 30, 2009 and 2008.  There are no tax loss carry forward provisions in Hong Kong.

The Company’s subsidiaries in China were subject to China income tax at a statutory rate of 25% in 2009 and 2008.  However, these subsidiaries are located in special economic regions and/or qualify as “new or high-technology enterprises” that are allowed special tax reductions until 2012.  The Company’s subsidiaries in China were subject to special tax rates of 19% in 2009 and 18% in 2008.

Income tax expense for the three months ended September 30, 2009 and 2008 is summarized as follows:

	2009	2008

Current	$1,134,000	$1,068,000
Deferred	-	-
	$1,134,000	$1,068,000

Income tax expense for the nine months ended September 30, 2009 and 2008 is summarized as follows:

	2009	2008

Current	$2,616,000	$1,410,000
Deferred	-	-
	$2,616,000	$1,410,000

9.           CONCENTRATIONS AND RISKS

99% of the Company’s assets are located in China.

During three months ended September 30, 2009 and 2008, 8% and 0% of revenues were derived from sales made outside of China, respectively. During nine months ended September 30, 2009 and 2008, 9% and 0% of revenues were derived from sales made outside of China, respectively.

Major customers and sales to those customers as a percentage of total sales were as follows:

	Customer A	Customer B
For three months ended
September 30, 2009	8%	5%
September 30, 2008	12%	10%

For nine months ended	Customer A	Customer B
September 30, 2009	9%	6%
September 30, 2008	12%	10%

As of September 30, 2009, accounts receivable from those customers were approximately $3.0 million.

Major suppliers and purchases from those suppliers as a percentage of total purchases were as follows:

	Vendor A	Vendor B
For three months ended
September 30, 2009	8%	6%
September 30, 2008	8%	6%

For nine months ended	Vendor A	Vendor B
September 30, 2009	8%	7%
September 30, 2008	9%	7%

As of September 30, 2009, accounts payable to those suppliers were approximately $0.5 million.

10.           SUBSEQUENT EVENTS

In October 2009, the Company closed a private placement of 407,828 common shares with two individual investors and an individual retirement account of one of the investors yielding aggregate gross proceeds to the Company of $1,427,398 ($3.50 per share).

In October 2009, the Company filed a registration statement on Form S-3 to register for resale the shares of common stock owned by the Former Preferred Holders, all other parties to the registration rights agreement with the Former Preferred Holders and certain other individuals with registration rights.  The registration statement was declared effective by the Securities and Exchange Commission on November 6, 2009.

On November 11, 2009, the Company exercised its right to call the warrants to purchase an aggregate of  927,963 shares of common stock at an exercise price of $2.15 per share initially issued in a private placement on September 10, 2009 and then outstanding.  If any warrant are not exercised by 5:30 PM New York City time on November 25, 2009 it will automatically be and become void and of no value with no consideration payable to the holder from the Company for the voided warrant.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s second amended Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on May 12, 2009.  This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors,” set forth in Exhibit 99.1 to our Form 8-K , which was filed with the Securities and Exchange Commission on September 28, 2009..   The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report on Form 10-Q.   All amounts are expressed in United States dollars.

RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2009 COMPARED TO SEPTEMBER 30, 2008

Overall Results

The Company reported net income for the three months ended September 30, 2009 of $3.5 million, a 10% decrease compared to $3.9 million in the year-earlier period.  For the nine months ended September 30, 2009, the Company reported net income of $8.7 million, a 58% increase over the $5.5 million reported in the same period in 2008.

Net Sales

Net sales for three months and nine months ended September 30, 2009 were $36.2 million and $85.6 million respectively, up 28% and 62% from $28.2 million and $53.0 million recorded respectively in the year-earlier periods.  The Company reports net sales on the basis of two business categories, supply chain management services and electronic component sales(including sales of mobile phones to emerging markets, an activity commenced in the third quarter of 2009 which did not generate significant revenues in the quarter ).  In three and nine months ended September 30, 2009, net sales of supply chain management services increased 46% and 146% to $1.9 million and $5.9 million from $1.3 million and $2.4 million respectively in the year-earlier periods.  These increases were primarily based on the addition of several large mobile phone design house customers who were attracted to SinoHub by our online software system, SinoHub SCM.  In three and nine months ended September 30, 2009, net sales of electronic components increased 28% and 58% to $34.3 million and $79.7 million from $26.9 million and $50.6 million respectively in the year-earlier periods.  We believe that the main driving force behind these increases was the Company’s ability to obtain from its supplier customers better pricing for its manufacturer customers than they were able to achieve on their own, and new functionality in SinoHub SCM, such as bill of material management and bar code handling, that made it easier for manufacturer customers to operate their supply chains.

Gross Profit

The Company recorded gross profit of $6.4 million and $16.0 million in three and nine months ended September 30, 2009, compared with $6.1 million and $9.9 million respectively in the year-earlier periods. The gross margin in the three months ended September 30, 2008 was abnormally high because the Company recorded some unusually profitable electronic component sales business in the quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.1 million and $3.3 million in three and nine months ended September 30, 2009.  In the year-earlier periods, they were $954,000 and $2.0 million respectively.  These expenses were 3.0% and 3.8% of revenues in three and nine months ended September 30, 2009 compared to 3.4% and 3.8% in the year-earlier periods.  Selling, general and administrative expenses in the three months ended September 30, 2009 were reduced by $492,000 because of the reduction in the bad debt reserve.

Income from Operations

The Company recorded income from operations of $4.7 million and $11.4 million in three and nine months ended September 30, 2009, as compared with income from operations of $5.0 million and $7.1 million respectively in the year-earlier periods.

Income Taxes

The Company’s effective tax rate was estimated at 24% and 23% in three and nine months ended September 30, 2009 compared to 21% and 20% respectively in the year-earlier periods. The statutory tax rate in the PRC of 25% in 2009 and 2008 was reduced in both periods by favorable tax preferences experienced by the Company’s operations in special economic zones as designated by the Chinese government.  The trend toward a higher effective tax rate is expected to continue as preferences lapse over time.  The Chinese government recently lowered the corporate income tax rate from 33% to 25%.  In Shenzhen, where the Company does most of its business, the special economic zone status means the corporate income tax rate for 2008 was 18% and, barring further changes, it is 19% in 2009.  The stated intention of the Chinese government is to gradually increase the corporate tax rate in special economic zones such as in Shenzhen to the national level, which is 25% at present.  Income tax estimates in interim periods have varied as the Company has adjusted provisions and accruals in light of actual tax filings.

Foreign Currency Translation Gain and Comprehensive Net Income

The Company reported foreign currency translation gains of $31,000 and $63,000 in three and nine months ended September 30, 2009, compared with foreign currency translation gains of $216,000 and $680,000 respectively in the year-earlier periods.  The reason for the large difference between the gains in 2009 and those in 2008 was that the government of China chose to maintain a very stable exchange rate between Renminbi and US Dollars in the first nine months of 2009, unlike the same period in 2008.  Comprehensive net income (net income plus foreign currency translation gains) was $3.6 million and $8.8 million in three and nine months ended September 30, 2009, compared with $4.1 million and $6.2 million respectively in the year-earlier periods.

CONSOLIDATED FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

The Company’s strategic plans include continued expansion and support of our SCM Platform, our electronic component purchasing (ECP) platform.  As a result of the working capital investments necessary to support these plans, the Company will continue to require cash and financing resources to meet and exceed its objectives. The Company’s cost of capital decreased with the private financing we closed on August 6, 2009 for net proceeds of $1.2 million since this transaction was done on a direct basis with no investment banking costs.  Our cost of capital with China Construction Bank, Industrial and Commercial Bank of China, and Hongzhou Bank was approximately 4% at September 30, 2009.   Most of the working capital the Company intends to raise in the near to medium term is expected to come from Chinese banks, which, to date, have not been affected by the global credit crisis to the same extent as the US and European banks.

We believe that SinoHub’s ECP business (procurement-fulfillment and electronic component purchasing and sales) can be expanded with additional funds depending on how quickly we can build out new infrastructure and hire additional staff.  This is because the electronics business in China is very large relative to the size of the Company’s business.  Additional working capital would enable us to purchase more electronic components from our suppliers, which should lower our costs, and thus enhance our profitability.  Increased volume would also likely enable the Company to get favorable terms from suppliers which would lower our need for additional financing from third parties.  Moreover, the addition of warehouse space to support the Company’s growth will require capital investment.  Accordingly, if SinoHub is unsuccessful in raising additional working capital, the Company’s growth will be adversely affected.

We intend to raise these funds through the sale of additional equity or debt, long-term debt financings, and operating cash flows.  We may receive up to approximately $2,000,000 from the exercise of outstanding warrants in the fourth quarter of 2009 which must be exercised by November 25, 2009 or they will expire.  Due to the risk factors discussed in this document or in our other filings with the Securities and Exchange Commission referenced herein there can be no assurance that we will be successful in raising the additional funds necessary to carry out management’s plans for the future on acceptable terms or at all.  Our ability to obtain additional capital will also depend on market conditions, national and global economies and other factors beyond our control.  We cannot be sure that we will be able to implement or capitalize on various financing alternatives.  The terms of any debt or equity funding that we may obtain in the future may be unfavorable to us and to our stockholders.

We do not believe that our recently commenced business of sourcing and selling mobile phones to emerging markets will require additional capital for expansion.

The Company advances money to procurement-fulfillment customers to purchase electronic components.  We only purchase standard components which are readily saleable.  When a manufacturer customer give us a procurement-fulfillment project, the customer inputs a bill of materials with their supplier and inputs price information into SinoHub SCM.  Our job is to purchase these electronic components, substituting our suppliers if we can get a better price and, when we have the entire bill of materials assembled, import the components into China and deliver the components to the customer’s factory floor.  Our typical procurement-fulfillment sale to a customer requires the customer to post a deposit of 15% to 20% of the cost of the components and we generally provide 60-day payment terms.  The terms begins when the project is approved, but SinoHub does not actually pay for the components until we receive them and in some cases we receive terms from the suppliers, with our cost of borrowing of approximately 0.33% per month in nine months ended September 30, 2009.  While there can be no assurance that we will not experience a problem in the future, to date we have not had any collection problems with any procurement-fulfillment project funded.

Cash Flows from Operating Activities

The net amount of cash used in the Company’s operating activities during nine months ended September 30, 2009 was $3.2 million, which primarily included earnings from operations that were more than offset by investments in accounts receivable and inventory to support the Company’s business growth.  For nine months ended September 30, 2008, net cash used in operating activities was $5.6 million, which primarily included earnings from operations that were more than offset by investments in accounts receivable and reducing the accounts payable.

Cash Flows from Investing Activities

The net amount of cash used in investing activities during nine months ended September 30, 2009 was $4.2 million primarily the result of restricted cash buildup.  For nine months ended September 30, 2008, investing activities generated $5.1 million primarily the result of releasing restricted cash.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during nine months ended September 30, 2009 was $8.3 million primarily the result of bank borrowings.  For nine months ended September 30, 2008, the net amount of cash generated by financing activities was $4.0 million primarily the result of a private placement stock offering that was offset by repayment of the bank borrowings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In July 2009 we issued 12,000 shares of our common stock to each of CEOCast, Inc. and PondelWilkinson, Inc. for services rendered.  Each of the issuances was made in reliance upon the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  In connection with the sale of these securities, the Company relied on each of CEOCast’s and PondelWilkinson’s written representations that it was an "accredited investor" as defined in Rule 501(a) of the Securities and Exchange Commission.  In addition, neither the Company nor anyone acting on its behalf offered or sold these securities by any form of general solicitation or general advertising.  As the shares were issued for services we received no cash proceeds for the issuance of the shares.

On August 6, 2009 we entered into and closed a Securities Purchase Agreement with certain accredited investors named therein (the “Investors”) in a private offering (the “Offering”) for an aggregate of (i) 342,862 shares of common stock, which resulted in gross proceeds to the Company of $1,200,000.  The common stock was offered and sold solely to “accredited investors” in reliance on the exemption from registration afforded by Rule 506 of Regulation D.  In connection with the sale of these securities, the Company relied on each of the Investors' written representations that it was an "accredited investor" as defined in Rule 501(a) of the Securities and Exchange Commission.  In addition, neither the Company nor anyone acting on its behalf offered or sold these securities by any form of general solicitation or general advertising..  We used the proceeds of the sale for working capital and other general corporate purposes.

On August 28, 2009, a stockholder exercised his warrant to purchase 44,117 shares of common stock for $94,852.  We initially issued the warrant to the stockholder on September 10, 2008 as part of a private placement of common stock and warrants made in reliance upon the exemption from registration afforded by Rule 506 of Regulation D. The warrant was exercisable at $2.15 per share of the Company’s common stock.  The exercise of the warrant was made in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act for transactions not involving a public offering.  Neither the Company nor anyone acting on its behalf offered or sold these securities by any form of general solicitation or general advertising and no commission was paid in connection with the issuance of the shares.  We used the proceeds of the warrant exercise for working capital and other general corporate purposes.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On July 21, 2009, our board of directors authorized and approved:

(i)
restricted stock award agreements between the Company and each of Henry T. Cochran, Lei Xia and Li De Hai pursuant to which Messrs. Cochran, Xia and De Hai where issued 24,468, 21,277 and 19,149 shares of restricted common stock.  The shares of restricted common stock were awarded under the Company’s Amended and Restated 2008 Stock Plan (the “Plan”) and shall vest on December 31, 2009.  A copy of the Plan, as filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A relating to the Company’s annual meeting of stockholders on June 18, 2009 and approved thereat, is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.  A copy of a form of restricted stock award agreement between the Company and each of Messrs. Cochran, Xia and De Hai entered into on July 27, 2009 is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

(ii)
amended forms of stock option agreements for awards under the Plan to U.S. and Chinese persons, including executive officers, copies of which are filed as Exhibits 10.3 and 10.4 to this Quarterly Report on Form 10-Q

(iii)
non-qualified stock option agreements between the Company and each of the non-employee members of the board of directors to purchase the number of shares of Common Stock set forth next to their respective names below at the exercise price set forth next to their respective names with each such option expiring on the fifth anniversary of the commencement date set forth below and vesting at a rate of 5% of the aggregate number of shares subject to such option at the end of every three month period from such commencement date.

Optionee	Options	Exercise Price	Commencement Date
Charles T. Kimball	107,914	$2.35	January 1, 2009
Will Wang Graylin	59,347	$2.48	January 14, 2009
Richard L. King	58,651	$2.40	February 3, 2009
Robert S. Torino	117,440	$2.40	February 3, 2009
Afshin Yazdian	105,696	$2.40	February 3, 2009

Disclosure of the matters described in paragraphs (i) and (ii) above is being provided herein in lieu of in a Current Report on Form 8-K under Item 5.02(e).  Disclosure of the matters described in paragraph (iii) above is being provided herein in lieu of in a Current Report on Form 8-K under Item 8.01.

Item 6.  Exhibits

Exhibit No.	Title of Document

10.1	SinoHub, Inc. 2008 Stock Plan, as Amended and Restated.

10.2	Form of Restricted Stock Award Agreement.

10.3	Form of Stock Option Award Agreement (U.S.).

10.4	Form of Stock Option Award Agreement (China).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)

32.2*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)

*These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SINOHUB, INC.

Date: November 16, 2009	By:	/s/ Henry T. Cochran
Henry T. Cochran
Chief Executive Officer

Date: November 16, 2009	By:	/s/ Li De Hai
Li De Hai
Chief Financial Officer (Principal Financial and Accounting Officer)