Form 10-K
period 2009-12-31
SINOHUB, INC.
filed 2010-03-31
CIK 1406574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer                                             ☐                            Accelerated filer                                                                          ☐
Non-accelerated filer                                               ☐                       Smaller Reporting Company                                                     ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No  ☒

The aggregate market value of common stock held by non-affiliates of SinoHub Inc., based upon the closing price of its common stock as of June 30, 2009, was $23,723,355.  Shares of the Registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at March 24, 2010
Common Stock, $0.001 par value per share	28,393,016 shares

DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2010, into Part III of this Form 10-K to the extent stated herein.

SINOHUB, INC.

FORM 10-K

PART I

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “SinoHub” or "Company" refer to the consolidated operations of SinoHub, Inc., a Delaware corporation, and its wholly owned subsidiaries.

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “plan,” “estimate,” “anticipate,” “project,” “targets,” “optimistic,” “potential,” “intend,” “aim,” “may,” “will,” “continue” or similar expressions, or the negative thereof, are intended to identify forward-looking statements.

These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors, risks and uncertainties that could cause actual results to differ materially are the following:

	the rate of growth of the mobile telephone and network equipment markets in China;
	our ability to overcome competition from other suppliers;
	any increase in the cost of component parts that we supply to third parties or use in our own products or increases in operating costs which cannot be passed on to our customers;
	the availability of financing necessary to fund our operations and planned expansion on attractive terms or at all, which may adversely impact our growth plans or increase our future interest expense;
	changes in interest rate levels and volatility in securities markets;
	the retention of import/export licenses and SinoHub SCM SZ’s Client Coordinator Enterprise Coordinator status with the Huanggang Customs authority;
	economic, political, regulatory, legal and foreign exchange risks associated with our operations;
	Uncertainties related to China’s legal system and economic, political and social events in China;
	changes in governmental regulation, tax rates and similar matters;
	retention of key members of our senior management;
	the abatement of the current global economic crisis over time;

and the additional factors, risks and uncertainties detailed under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made by us in this Report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. All forward-looking statements and risk factors included in this Report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor to reflect changes in our expectations or future events.

Item 1.  Business.

Overview

SinoHub, Inc. (the “Company”) is engaged in electronic component sales, outsourced electronics product production and sales, and electronic component supply chain management (SCM) services. Our electronic component sales include procurement-fulfillment and individually negotiated electronic component sales to manufacturers. We only deal in original parts in original packing and do not alter or modify the parts in any way.  Accordingly, any quality issues with respect to the parts would be the responsibility of the manufacturer of the parts. In Q4 2009 we began providing virtual contract manufacturing (VCM) services for mobile phones to customers who are resellers in developing countries.  We believe our asset light business model provides optimal flexibility for our VCM customers while minimizing risk for SinoHub. Our SCM services include warehousing, delivery and import/export. At present all of our component sales and SCM services occur in the PRC and Hong Kong, and all mobile phone sales are made outside China.

The Company provides SCM services to electronics manufacturers and component suppliers in the People’s Republic of China (the “PRC”).  Our professional Supply Chain Management platform integrates SinoHub SCM, logistics service centers located in key distribution/manufacturing cities in the PRC, and a service team of about 200 employees.

As a seller of electronic components and an electronic component supply chain management service provider, we manage all aspects of the purchase and movement of electronic components from their receipt from suppliers in our Hong Kong warehouse to their delivery in Hong Kong or import into China and delivery to a manufacturer there. We also handle the export of the finished goods when that is required. Roughly eighty percent (80%) of our business with manufacturer customers is related to mobile phones. The components we source in this vertical market change rapidly in line with the rapid change of technology in this industry.

Each mobile phone built by one of our customers contains between 100 and 200 electronic components.  We have customers who make over one million phones per month.  In the past, we have only been able to handle part of their business because of liquidity constraints (our procurement-fulfillment business requires us to have available capital to purchase components for inventory prior to reselling them to customers).  However, we are currently ramping up with several customers who want to give us the opportunity to supply them with components for a larger share of their business.  Our ability to scale with these growing customers will continue to depend upon the availability of working capital.

In the last three years, mobile phone components have accounted for approximately 70% - 80% of our business and network equipment components have accounted for approximately 15% of our business. We expect the percentage of our business in the mobile phone vertical to grow in 2010 as we ramp up our VCM business.  90% of our manufacturer customers in the electronic component purchasing business sell their products into the local Chinese market.  As a result, we have yet to feel much adverse effect from the global slowdown because demand has remained strong for these products in China.

SinoHub carries inventory for its virtual contract manufacturing business, we carry electronic components that we are staging for procurement-fulfillment projects and we carry a small amount of inventory that results from the service we provide to customers to help them sell that portion of a minimum order quantity they do not need. We never buy components in our electronic component purchasing business without a corresponding order to purchase the components. We do not have backlog orders, but with the successful completion of each procurement-fulfillment project and component sale, we look for repeat orders from existing customers.

Business Operations

SinoHub’s business operations are primarily dedicated toward utilizing the value of the SCM Platform to source and deliver electronic components and electronic products for our customers. In this sense, SinoHub has become a market maker for our SCM customers by using them as suppliers in our electronic component sales business and for our electronic component sales customers by using them as suppliers in our electronic product production and sales business.

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

SinoHub also supports customers by providing a sourcing channel for electronic components that are not part of a specific SCM or procurement-fulfillment program. In these cases, SinoHub utilizes its industry knowledge and relationships with components suppliers and manufacturers to source products at competitive prices and within time constraints.  SinoHub responds to these “spot” orders from customers, sources the product, confirms pricing, and executes delivery as required.  Customers are required to pay on delivery of product.

Development of SinoHub’s Business; Component Sales; and Component Procurement-Fulfillment Programs

SinoHub’s original business was the provision of SCM services to assist suppliers of electronic components with their supply chains into the PRC.  We refer to these customers as our “supplier” customers. SinoHub developed an integrated SCM service offering, including warehousing, delivery and import/export to assist suppliers delivery of electronic components to Chinese manufacturers.  As a result of SinoHub’s position as a provider of SCM services in China and our close relationships with a number of electronic component suppliers and Chinese manufacturers as well as our experience in the electronic components industry, we eventually decided we had an opportunity to supply certain Chinese manufacturers with electronic components and began to source and sell components for our own account.   As these sales grew as a percentage of revenue, we increased the resources which we dedicated to sales of components. As our component customers and the market became more aware of and confident in our SCM service offering, the opportunity arose for us to generate integrated sales of components and SCM services in a streamlined approach to inventory management and order procurement-fulfillment.  Currently, the vast majority of our revenues are the result of sales of electronic components.  Our sales of components currently fall into two different categories, namely individually negotiated spot component sales, which accounted for approximately 55% of revenues in 2009 (compared to 51% in 2008) and component sales as part of procurement-fulfillment programs which accounted for approximately 38% (compared to 43% in 2008).

Currently, our electronic component procurement and sales staff members look for opportunities to source components for manufacturer customers at more competitive prices than the manufacturer customer is currently receiving.  If a lower price can be achieved and the customer agrees with the price we quote, an opportunity to lower customer costs and increase our revenues and profits exits.  Although we are not contractually obligated to refrain from any sales activity, if a manufacturer customer of ours is buying a specific component directly from one of SinoHub’s supplier customers, we will not interrupt that purchase.

Market Overview

The Electronic Component Industry in China

The world has witnessed the enormous growth of the Chinese electronic manufacturing industry over the past decade. Accordingly, China is a major consumer of electronic components.   This growth is expected to continue to increase with the rapid development of new technologies and in turn to lead to the growth in the consumption of electronics products in China and China’s continuing growth as the world’s key electronics factory.

The rapid growth of electronic component distributors in China and the growth of Web-based Internet procurement have created a very fragmented electronic components market, with no distributor capturing significant market share.  To date even the biggest electronic component distributors in China (WPG, Arrow, Avnet and Yosun) do not provide complete SCM services to their customers, unlike in the US and Europe where large component manufacturers and franchise distributors provide complete SCM services to their customers.  SinoHub believes that the fragmented market for electronics components in China and the lack of an end-to-end SCM service offering create an opportunity for SinoHub to combine the sale of electronic components with efficient SCM services to garner a share of the growing market for such components and services in China.

White Box Mobile Phones in Developing Countries

Unlike the developed countries where most consumers identify mobile phones with a few large vendors, in the developing countries a large proportion of the mobile phones sold are so called white box phones meaning they are either unbranded or carry a local brand name.  According to a report published by JP Morgan Global Equity Research October 7, 2009 there were 335.2 million mobile phones sold in developed countries in 2009, but 797.3 mobile phones sold in developing countries and the projected growth rate in developing countries is almost 13% for the next two years versus a little over 5% in developed countries.  SinoHub continues its primary focus on the Chinese market, which is expected to grow in coming years, and has targeted Southeast Asia for its initial push into virtual contract manufacturing of mobile phones.  With a potential of over 20 million phones per month in 2010 according to the same report, the Southeast Asian market is very large and provides good opportunity for SinoHub’s VCM business in the future.

Company Strengths

We believe the strengths outlined below have contributed to our growth so far:

-
a supply chain management platform for the electronic components industry in China that connects manufacturer customers, supplier customers and SinoHub in a real time, transparent environment to allow our customers to manage their own components supply chain operations with efficiency;

-	continuous innovation of our proprietary supply chain management system to expand functionality and improve customer satisfaction;

-	dedication and focus on providing supply chain management services for the electronic components sector in China;

-	specialized knowledge about component sourcing and pricing which we obtain from our supply chain management operations and use in our procurement-fulfillment, component sales and VCM business;

-
our ability to fill the niche market for custom mobile phones in developing markets with high quality, low cost handsets and the flexibility our business model provides to permit us to be competitive even on low volume orders;

-
our ability to provide one-stop-shop for our customers who wish to purchase components from us for delivery to the factory without the need to handle sourcing, import/export, or any other aspect of logistics or fulfillment;

-
SinoHub SCM SZ’s Client Coordinator Enterprise Coordinator status with the Huanggang Customs authority, which facilitates our ability to clear shipments through Customs and enables us to permit our customers to defer payment of Value Added Tax;

-	a strong and seasoned management team with many years experience in the electronic components industry.

SinoHub’s Strategy

SinoHub is an electronics company in China that has succeeded because of the business model we have built around our superior supply chain platform.  Our goal is to make the SinoHub SCM Platform the most effective SCM Platform for electronic component suppliers and electronics product manufacturers. To accomplish this strategy, we plan to:

-	increase brand awareness of SinoHub as a leading electronic component sales and SCM service provider for electronic component manufacturers and distributors;

-	continue to expand our SCM Platform and improve process efficiency. We will continue to invest in improving our processing efficiencies by enhancing our technologies and expanding our service team;

-	optimize our SinoHub SCM software system, to create a dominant position;

-
continue to expand the services we provide to our customers. We believe that the scope of our services differentiates us from many of our competitors. We will continue to look for ways to provide more value added services to become a best-in-class service provider;

-	expand our virtual contract manufacturing business in developing countries outside of China; and

-
expand our SCM Platform to locations outside China, including the United States, through strategic acquisitions as opportunities and funding are available. We intend to leverage our reputation to pursue strategic acquisitions which we think will be accretive and fit with our business model.

SinoHub’s Solution

While we derive the vast majority of our revenues from the sale of electronic components and, in the future, we believe a growing portion of our revenues will come from virtual contract manufacturing, these business lines are made possible by information derived from and the relationships made through our SCM platform. SinoHub offers a full SCM Platform solution.  The SinoHub SCM Platform brings a systems approach to our customers, which enables them to understand, manage, and coordinate the flow of products and services, within their supply chain.  SinoHub’s SCM Platform consists of a Web-based online supply chain management system (SinoHub SCM), key service centers in Hong Kong, Shenzhen, and Shanghai, and a supply chain management service team that is able to work with our customers through our online system in real time.

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

As described by the graph, SinoHub SCM operates in Simplified Chinese and English, providing the following functionality for electronic component suppliers:

-	Order entry with automated price and category checking
-	Order tracking
-	Inventory management information system (warehouse management)
-	Shipment information system
-	Payment system
-	Finished orders database
-	Operations results tracking
-	Executive reporting system

And for OEMs and EMS companies it provides:

-	Order tracking
-	Shipment tracking
-	Payment system
-	Bonded inventory control system
-	Operations results tracking
-	Vendor Managed Inventory
-	VAT tracking for recovery on export

SinoHub Service Centers

SinoHub utilizes its physical locations as service centers for electronic component suppliers and OEM/EMS manufacturers. Geographical distances can significantly affect the ability to provide effective SCM services. Establishing multifunctional and technologically advanced service centers in major cities in China may lower costs and improve service standards. SinoHub has established service centers in Shenzhen and Shanghai which are connected through the SinoHub SCM platform.

SCM Service Team

SinoHub has expended time and resources to hire employees with experience in the electronic component field and to provide additional training to ensure the highest quality of service to our customers.

SinoHub SCM Services

SinoHub’s supply chain management services include:

1.           Import and export services:

-	Customs applications and declaration: bonded Customs declaration, application of import approval document, help with inspection & quarantine of the imports & exports
-	Tax reports generation and recording
-	Value added Tax advances and insurance (required by our customers for future rebate purposes)
-	Certificates for paid custom tax
-	A flexible combination of payment methods, including currency exchange

           2.           Warehouse services in Hong Kong, Shenzhen and Shanghai:

-	Inventory management
-	Kitting, Repacking
-	Warehouse storage and insurance

           3.           Delivery services:

-	Door-to-door just-in-time delivery service
-	Guarantee one day for Shenzhen and two day delivery for other cities in China from Hong Kong

Our customers may access the status of their components in real time through SinoHub SCM and interact directly with our Customer Service representatives to resolve any problems that may arise. The system has helped reduce errors, save cost and time and enable customers to shorten their production cycle.

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

Unlike express forwarders, SinoHub is able to charge for its SCM services as a percentage of the value of the goods it handles.  SinoHub’s processing volume for SCM services in 2009 exceeded US$500 million in inventory value processed on behalf of our customers.  We estimate that approximately 85% of all of the electronic components that are used in manufacturing in China must be imported as China’s production of electronic components is very limited at this point. Our manufacturer customers, who are all located in China, must import electronic components from outside the PRC to operate their businesses. Our supplier customers are mainly companies incorporated outside of China who have representative offices in China and supply electronic components to Chinese manufacturers. Supplier customers use our warehousing, logistics and import/export services.  Our supply chain management platform for the electronic components industry in China connects manufacturer customers, supplier customers and SinoHub in real time.

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

Customers and Suppliers

SinoHub has approximately 30 manufacturer customers. Our manufacturer customers are Chinese companies that are in the business of contract manufacturing or are design houses (currently limited to mobile phone design) in China.  These customers purchase components from us and ancillary to these purchases we also provide them procurement-fulfillment, electronic component sales and SCM services including warehousing, logistics and import/export.  Sales of components to these customers constituted approximately $120 million in 2009.

SinoHub has approximately 95 supplier customers.   Our supplier customers are mainly companies incorporated outside of China which have representative offices in China and supply electronic components to Chinese manufacturers.  The services we provide to our supplier customers are SCM services comprised of warehousing, delivery and import/export.   Pricing for our supplier customers is negotiated, but on average it is about 1% of the value of the goods we handle for them.  Sales of services to these customers (which do not involve sales of components) were $8.6 million in 2009.

SinoHub also has 5 new mobile phone distributor customers in developing markets (Indonesia, India, Malaysia and Vietnam).  Revenues from these customers were immaterial in 2009.

For the year ended December 31, 2009, our top three customers represented 11%, 7%, and 6% of SinoHub’s total revenues, respectively; our top three suppliers represented 6%, 5%, and 3% respectively of the electronic components we purchased.

SinoHub does not expect significant customer concentration in our electronic component purchasing business to continue in the future since our customers are generally small to medium size equipment manufacturers in China.  As our business has grown our customer base has expanded and the percentage of business we do with any one customer has declined.

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

Bank Facilities

The Company has secured financing facilities (RMB based) with certain PRC banks to support our business operations. The facilities generally run for one year terms and are replaced by new facilities upon expiration.  We expect that we will be able to obtain replacement facilities for the facilities listed below upon their expiration.  The bank facilities include:

-
Letter of credit facility with China Construction Bank in the amount of $4,700,000 to support its component sales business.  Restricted cash balances are required as security for draws against the facility.  The Company also has a $1,500,000 Customs duty import facility and a $3,200,000 Customs export refund facility through this bank to support short term duty collections for its component sales business.  These facilities renew each year and are available through December 2010.  The Customs export refund facility allows the Company to advance to its customers refunds of Value Added Tax to which such customers may be entitled by shipping products on which the tax was paid overseas prior to the receipt of the refunded amount.

-
Letter of credit facility with Industrial Bank in the amount of $4,400,000 to support our component sales business. Restricted cash balances are required as security for draws against the facility.  In addition, the bank requires third party guarantees from a subsidiary, SinoHub Electronics Shenzhen, Ltd., and Lei Xia , our President, and his spouse Hantao Cui and a lien on a PRC property co-owned by Henry T. Cochran, our CEO with his spouse, Linda Marie Hetue.  Also, the bank requires a third party guarantor.  The third-party guarantor is Shenzhen Yin Zhao Co., Ltd.  The only relationship between the Company and Shenzhen Yin Zhao Co., Ltd. is the guaranty. The facility is available through September, 2010.

-
Letter of credit facility with Hangzhou Bank in the amount of $6,400,000 to support our component sales business.  Restricted cash balances are required as security for draws against the facility.  In addition, the bank requires third party guarantees from two subsidiaries, SinoHub Electronics Shenzhen, Ltd., and B2B Chips, Ltd., and Lei Xia, our President, and his spouse Hantao Cui, and Li De Hai, our CFO.  Also, the bank requires a third party guarantor.  The third-party guarantor is Meisun Technology Ltd.  The only relationship between the Company and Meisun Technology Ltd. is the guaranty. The facility renews each year and is available through April, 2010.

Our Corporate Structure

The following is information about the corporate structure of SinoHub, Inc. and its subsidiaries:
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

SinoHub SCM Shenzhen, Ltd. was incorporated in December 2001 in the PRC to hold an import and export license in the PRC. SinoHub SCM Shenzhen, Ltd. purchases and sells electronic component parts and also provides Customs clearance services to our customers. SinoHub SCM Shenzhen, Ltd. is wholly owned by SinoHub Electronics Shenzhen, Ltd.

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

History

Our predecessor, Liberty Alliance, Inc. was a corporation organized in Utah in 1986.  In 1991, Liberty Alliance, Inc. completed its domestication as a Delaware corporation.  Liberty Alliance, Inc. filed for bankruptcy in 1994 and the bankruptcy proceedings were completed in 1995. From 1995 to 2006, Liberty Alliance, Inc. had no or nominal assets and was not conducting any business operations.  In August 2006, Liberty Alliance, Inc. changed its name to Vestige, Inc., and in September 2006 it changed its name back to Liberty Alliance, Inc.  On August 1, 2007, Liberty Alliance, Inc. became a voluntary reporting company under the Exchange Act when it filed a Form 10 registration statement with respect to its shares of common stock.  Shares of Liberty Alliance, Inc. common stock began to be reported on the over-the-counter bulletin board under the symbol “LBTI” on November 14, 2007.

In May 2008, Liberty Alliance, Inc., its wholly-owned subsidiary SinoHub Acquisition Corp., SinoHub, Inc., and Steven L. White, the principal stockholder of Liberty Alliance, Inc., entered into an Agreement and Plan of Merger pursuant to which SinoHub Acquisition Corp. merged with and into SinoHub, Inc. and SinoHub, Inc. became a wholly-owned subsidiary of Liberty Alliance, Inc.  Pursuant to the Agreement and Plan of Merger, the holders of 5,203,907 shares of Liberty Alliance, Inc. common stock tendered their shares to the Company for cancellation, Liberty Alliance, Inc. issued to the former stockholders of SinoHub, Inc. 18,290,000 shares of Liberty Alliance, Inc. common stock in exchange for all the outstanding shares of SinoHub, Inc.’s preferred and common stock, and Liberty Alliance, Inc. assumed options to purchase shares of SinoHub, Inc. common stock which became exercisable for 489,451 shares of Liberty Alliance common stock.  In addition, Liberty Alliance, Inc. also issued 510,000 shares of its common stock to certain consultants for services rendered in connection with the merger, including 500,000 shares issued to JC Global Capital Partners LLC.  These consulting services included investment banking advice and strategic advisory services relating to the structure and consummation of the reverse merger between SinoHub and Liberty Alliance, Inc. that was eventually consummated.  Immediately following the merger, Liberty Alliance, Inc. had 20,000,000 shares of common stock outstanding and options exercisable for an additional 489,451 shares of common stock. The merger was accounted for as a reverse acquisition with SinoHub, Inc. as the acquirer for accounting purposes.  After completion of the merger, the original stockholders of Liberty Alliance, Inc. held approximately 6% of the issued and outstanding shares of Liberty Alliance, Inc. common stock on a fully diluted basis and the former stockholders of SinoHub, Inc., including the shares issued to consultants for services rendered in connection with the merger, held approximately 94% of Liberty Alliance, Inc. issued and outstanding shares of common stock.

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

Employees

At December 31, 2009, there were 191 full-time employees of SinoHub and its subsidiaries, compared to 110 full-time employees of SinoHub and its subsidiaries at December 31, 2008.

Available Information

The Company’s mailing address and principal executive offices are located at 6/F, Building 51, Road 5, Qiongyu Blvd., Technology Park, Nanshan District, Shenzhen 518057, People’s Republic of China. The Company’s telephone number, including the International Code and Area Code is +86-755-2661-2106 and its corporate website is www.sinohub.com. The information contained on our website is not part of this Report.  The reports that the Company files with the Securities and Exchange Commission pursuant to the Exchange Act are available on the Securities and Exchange Commission website at http://www.sec.gov. The public may read and copy any materials filed by the Company with the Securities and Exchange Commission at the Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov. The contents of these websites are not incorporated into this filing.

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

Collectively, our officers, directors and certain significant shareholders own or exercise voting and investment control over approximately 56% of our outstanding common stock. As a result, investors may be prevented from affecting matters involving the company, including:

-	the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

-	any determinations with respect to mergers or other business combinations;

-	our acquisition or disposition of assets; and

-	our corporate financing activities.

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

While we believe that our manufacturer customers sell approximately 90% of their products in the Chinese market, to the extent the Company or its manufacturer customers sell overseas, factors which adversely affect export of electronic products from China may materially and adversely affect our business, financial condition, results of operations and business prospects, including regulatory restrictions, trade disputes, industry-specific quotas, copyright levies, tariffs, non-tariff barriers and taxes that may result in limiting exports from China.

Our business is sensitive to general economic conditions.

As the vast majority of our sales are to manufacturers and design firms in China which in turn causes the end products to be distributed to consumers in China, our business could be adversely affected if there were to be a slowdown in the consumer demand in China for products incorporating the components we sell or we process for our supplier customers.  Our business may also be negatively affected by rising labor and material costs in China and, to the limited extent the Company or its manufacturer customers sell overseas, by a downturn in general economic conditions in importing countries and regions.

Negative perception or publicity of Chinese products may hurt our business.

Any negative perception or publicity of Chinese electronic products may cause a decline in demand for Chinese electronic products and in turn negatively affect our sales and revenue outside China.

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

In order to grow at the pace expected by management, we will require additional capital to support our long-term business plan. If we are unable to obtain additional capital in future years, we may be unable to proceed with our long-term business plan and we may be forced to curtail or cease our operations or further business expansion.

We will require additional working capital to support our long-term business plan.  A large proportion of the Company’s business (currently approximately 38%) is procurement-fulfillment which requires the Company to have available capital to purchase components for inventory prior to reselling those components to customers.  In addition, our VCM business will also require working capital to purchase components required for products to fill orders. A lack of sufficient capital beyond cash on hand and funds available under the Company’s credit facilities can be expected to significantly impair the Company’s ability to take on new customers and the size of the orders the Company can take from existing customers.  Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers and suppliers. We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources, especially in light of the global financial crisis and the market downturn. To raise funds, we may need to issue new equities or debt which could result in additional dilution to our shareholders and investors. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities or contain covenants that would restrict our operations and strategy. In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If SinoHub borrows money or issues debt securities, it will be subject to the risks associated with indebtedness, including the risk that interest rates may fluctuate and the possibility that it may not be able to repay principal and interest on the indebtedness when due.  If we are unable to raise additional financing, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis. In addition, a lack of additional financing could force us to substantially curtail or cease operations.

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

We generally do not have long-term contracts with our customers.  In 2009, SinoHub had three customers, all in the mobile phone business, who accounted for 11%, 7%, and 6% of our revenue, respectively.  While we expect this concentration to go down as our business expands, if the concentration remains and we are not able to secure further business from these customers or are unable to replace the business provided by these customers, it may have a material adverse affect on our business, results of operations, financial condition or liquidity.

We face risks associated with debt financing (including exposure to variation in interest rates).

Our total outstanding indebtedness for bank borrowings as of December 31, 2009 was $11.8 million. The interest rates on these bank loans are fixed on an annual basis. Our obligations under our existing loans have been mainly met through the cash flow from our operations and our financing activities. We are subject to risks normally associated with debt financing, including the risk of significant increase in interest rates as borrowings increase or are rolled over for additional periods, typically on an annual basis and the risk that our cash flow will be insufficient to meet required payment of principal and interest. In the past, cash flow from operations had been sufficient to meet payment obligations and/or we have been able to roll over our borrowings. There is however no assurance that we will be able to do so in the future. We may also underestimate our capital requirements and other expenditures or overestimate our future cash flows. In such event, additional capital, debt or other forms of financing may be required for our working capital. If any of the aforesaid events occur and we are unable for any reason to raise additional capital, debt or other financing to meet our working capital requirements, our business, operating results, liquidity and financial position will be adversely affected.

The components and products which we sell in our electronic components sales business are designed or manufactured by third parties and if third-party manufacturers lack sufficient quality control or if there are significant changes in the financial or business condition of such third-party manufacturers, it may have a material adverse effect on our business.

We rely on third-party suppliers for the components which we sell in our electronic components sales business. If third parties lack sufficient quality control or if there are significant changes in the financial or business condition of such third parties, it could have a material adverse effect on our business.  While we do not believe we have any warranty liability for the components we sell in our electronic components sales business, if the manufacturers do not stand by their warranties or other problems with such supply develops, it could affect our business.  With respect to products we sell in our VCM business, we may face product liability or return issues if such products do not function as required.

We also have third-party arrangements for the design or manufacture of certain products, parts and components. If we are not able to engage such parties with the capabilities or capacities required by our business, or if these third parties fail to deliver quality products, parts and components on time and at reasonable prices, we could have difficulties fulfilling our orders and our sales and profits could decline.

If the quality of our products does not meet our customers’ expectations, then our sales and operating earnings, and ultimately our reputation, could be adversely affected.

Some of the products we sell may have quality issues resulting from the design or manufacture of the product, or from the components or software used in the product.  Sometimes, these issues may be caused by components we purchase from other manufacturers or suppliers.  These issues may be identified prior to the shipment of the products or after they have been shipped to our customers.  Such pre-shipment and post-shipment quality issues can have legal and financial ramifications, including: delays in the recognition of revenue, loss of revenue or future orders, customer-imposed penalties on us for failure to meet contractual requirements, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and brand name reputation.

In some cases, if the quality issue affects the product’s safety or regulatory compliance, then such a “defective” product may need to be recalled.  Depending on the nature of the defect and the number of products in the field in the case of our VCM business, we might have an obligation to recall a product, which could cause us to incur substantial recall costs, in addition to the costs associated with the potential loss of future orders, and the damage to our goodwill.  In addition, we may be required  to pay damages for failed performance that might exceed the revenue that we receive from the contracts.  Recalls involving regulatory agencies could also result in fines and additional costs.  Finally, recalls could result in third-party litigation, including class action litigation by persons alleging common harm resulting from the purchase of the products.

SinoHub faces many risks relating to intellectual property rights.

Our business will be harmed if: (i) we, our customers and/or our suppliers are found to have infringed intellectual property rights of third parties, (ii) if the intellectual property indemnities in our supplier agreements are inadequate to cover damages and losses due to infringement of third-party intellectual property rights by supplier products, (iii) if we are required to provide broad intellectual property indemnities to our customers, or (iv) if our intellectual property protection is inadequate to protect our proprietary rights.

Because our products are comprised of complex technology, substantially all of which we acquire from suppliers through the purchase of components, we may become involved in or impacted by litigation regarding patent and other intellectual property rights.  Third parties may assert intellectual property infringement claims against us and against our customers and suppliers.  Defending claims may be expensive and divert the time and efforts of our management and employees.  If we do not succeed in any such litigation, we could be required to expend significant resources to pay damages, develop, license or purchase non-infringing intellectual property or to obtain licenses to the intellectual property that is the subject of such litigation.  However, we cannot be certain that any such licenses, if available at all, will be available to us on commercially reasonable terms.  In some cases, we might be forced to stop delivering certain products if we or our customer or supplier are subject to a final injunction.

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

SinoHub is dependent upon its key officers for management and direction and the loss of any of these persons could adversely affect its operations and results.

SinoHub is dependent upon its officers for implementation of its proposed expansion strategy and execution of its business plan. These key officers include Henry T. Cochran, our CEO, Lei Xia, our President, and De Hai Li, our chief financial officer.  The loss of any of these officers could have a material adverse effect upon its results of operations and financial position and could delay or prevent the achievement of its business objectives.  SinoHub does not maintain “key person” life insurance for any of its officers.

Future acquisitions may have an adverse effect on our ability to manage our business.

Selective acquisitions form part of our strategy to further expand our business. If we are presented with appropriate opportunities, we may acquire additional companies, products or technologies. Future acquisitions and the subsequent integration of new companies into ours would require significant attention from our management. Our company has little experience with integrating newly acquired businesses. Potential problems encountered by each organization during mergers and acquisitions would be unique, posing additional risks to the company. The diversion of our management's attention and any difficulties encountered in any integration process could have an adverse effect on our ability to manage our business. Future acquisitions would expose us to potential risks, including risks associated with the assimilation of new operations, technologies and personnel, unforeseen or hidden liabilities, the diversion of resources from our existing businesses, the inability to generate sufficient revenue to offset the costs and expenses of acquisitions, and potential loss of, or harm to, relationships with employees, customers and suppliers as a result of integration of new businesses.

We may incur significant costs to ensure compliance with United States corporate governance and accounting requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission, or the Commission. We expect all of these applicable rules and regulations to cause us to continue to incur substantial legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to maintain affordable director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Compliance with Section 404 of the Sarbanes-Oxley Act on a timely basis may strain SinoHub’s limited financial and management resources, negatively affect its operating results, and cause SinoHub to fail to meet its reporting obligations.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. A report of our management is included under Item 9A(T) of our Annual Report on Form 10-K for the year ended December 31, 2009.  In addition, commencing with our annual report for the fiscal year ending December 31, 2010, our independent registered accounting firm must attest to and report on the effectiveness of our internal controls over financial reporting.  We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent registered public accountants. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent registered public accountants with respect to our internal controls, such matters would be required to be disclosed in future filings with the SEC and investors and others may lose confidence in the reliability of our financial statements, which could have a negative effect on stock price.

SinoHub may need to hire and/or engage additional personnel and incur incremental costs in order to perform the work required by Section 404 of the Sarbanes-Oxley Act.   The financial and management resources required to implement and comply with Section 404 of the Sarbanes-Oxley Act, and any failure to implement required new or improved controls or difficulties encountered in their management and implementation, could negatively affect SinoHub’s operating results or cause it to fail to meet its reporting obligations.

Risks Related to Conducting Business in the People’s Republic of China

SinoHub’s Chinese operations subject it to certain risks inherent in conducting business operations in China, including political instability and foreign government regulation, which could significantly impact its ability to operate in such countries and impact its results of operations.

To date, SinoHub has conducted substantially all of its business in China.  SinoHub’s Chinese operations are, and will be, subject to risks generally associated with conducting businesses in foreign countries, such as:

-	any general economic downturn in China which affects consumer demand for the components we process and sell;

-	changes in applicable laws and regulations– for example, Customs regulations in China are quite complicated and are subject to change;

-	challenges to, or failure of, title – should the Company purchase facilities, it is more difficult in China to perfect clear title than it is in the United States and this represents a potential risk;

-
changes in foreign economic and political conditions – to the limited extent that the Company’s manufacturer customers sell overseas, economic downturns and political instability outside of China is bad for our business. Also, since China is an export driven economy, economic downturns overseas are bad for China generally and this will have some effects on our manufacturer customers which make products for the local Chinese market;

-	export and import restrictions – as noted above, Customs regulations change frequently and such changes could have negative effects on our business;

-
tariffs, Customs, duties and other trade barriers– VAT and Customs Duty make electronic components more expensive in China (85% are imported), which makes products such as mobile phones, components of which are core to the Company’s business, more expensive in China;

-
difficulties in staffing and managing foreign operations– the number of qualified managers in China is much less than the need, therefore it is hard for the Company to hire highly qualified managers; and

-
difficulties in enforcing agreements - China’s legal system is not as fully developed as the legal system in the United States, which means there is more risk that the Company could have difficulty enforcing agreements.

To the extent that the Chinese government may in the future require local ownership of companies to perform certain activities, the Company’s ownership structure may not permit it to accomplish all of its business objectives in China. Foreign governments also may impose additional taxes and/or royalties on our business, which would adversely affect SinoHub’s profitability. Internal unrest, acts of violence or strained relations between a foreign government and SinoHub or other governments may adversely affect its operations. These developments may, at times, significantly affect SinoHub’s results of operations, and must be carefully considered by its management when evaluating the level of current and future activity in such countries.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

SinoHub SCM Shenzhen, Ltd. has certain favored customs statuses with Chinese authorities which provide it with competitive advantages.  Should it lose such statuses or should the benefits of the statuses change it could materially adversely impact our operations.

Over 70% of the electronic components that we sell are imported into China by SinoHub SCM Shenzhen, Ltd. (“SinoHub SCM SZ”), a PRC corporation organized by our wholly-owned subsidiary SinoHub Electronics Shenzhen, Ltd., also a PRC corporation (“SinoHub Electronics SZ”).  In September 2008, SinoHub SCM SZ attained Client Coordinator Enterprise Coordinator status with the Customs authorities at the Huanggang border crossing with Hong Kong.  As a Client Coordinator Enterprise, SinoHub SCM SZ is able to achieve expedited Customs clearance of its goods that it is importing into China and may defer the payment of Value Added Tax and Customs Duty for two weeks.  In April 2009, SinoHub SCM SZ was approved as an AA Customs High Credit Enterprise by the General Administration of Customs of the People's Republic of China.   AA Customs High Credit Enterprise status is the highest status level that may be attained by importers.  Recognized in all of China’s customs ports, AA Customs High Credit Enterprises are given priority, expedited customs clearance, including exemption from customs examinations and processing by dedicated customs personnel.

The success of our current import operations in China is based in part upon SinoHub SCM SZ’s statuses as a Client Coordinator Enterprise and as an AA Customs High Credit Enterprise.  If SinoHub SCM SZ were to lose either status for any reason, such loss of status could result in disruption of our business, diversion of management attention and the incurrence of substantial costs, and could have a material adverse effect on our results of operations and financial condition.  Among the reasons such statuses could be lost are failure to fully comply with applicable customs regulations.  A future change in Chinese law, such as the elimination of Value Added Tax, that impacted the benefits of our Client Coordinator Enterprise or AA Customs High Credit Enterprise status by removing our competitive advantage of the deferral in the payment of the tax we receive from such Client Coordinator Enterprise status or the expedited processing permitted by our AA Customs High Credit Enterprise status, could have a similar material adverse effect on our results of operations and financial condition.

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

Fluctuations in currency exchange rates could adversely affect our business and the value of our securities.

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

Currently, all of the components we sell to our Chinese customers are imported.  In the event that the U.S. dollar appreciates against RMB, our costs will increase.  If we cannot pass the resulting cost increases on to our customers, our profitability and operating results will be adversely affected.  In addition, if our sales to international customers grow, we will be increasingly subject to the risk of foreign currency depreciation.

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

Restrictions under PRC law on our PRC subsidiaries' ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Currently, SinoHub’s operating subsidiaries in China generate substantially all of the company’s consolidated revenues.  However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their US-based parent.  To repatriate the cash generated to the US-based parent, these subsidiaries would need to declare a dividend or make some other type of payment to the US-based parent.  Current PRC regulations permit our subsidiaries to pay dividends to us only out of their accumulated after-tax profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our subsidiaries in China are required to set aside at least 10% of our annual after-tax profits determined in accordance with PRC GAAP in a statutory general reserve fund until the amount in such fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Further, if our subsidiaries and affiliated Chinese entities in China incur debt on their own behalf, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us, which may restrict our ability to satisfy our liquidity requirements. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

We may have difficulty establishing adequate management, legal and financial controls in the People's Republic of China.

The People's Republic of China historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of employees who are qualified to assist us in application of such consents and practices to work in the People's Republic of China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Because our assets and operations are located in China, you may have difficulty enforcing any civil liabilities against us under the securities and other laws of the United States or any state.

SinoHub, Inc. is a holding company, and all of its assets are located in the People’s Republic of China. In addition, some of our directors and officers are non-residents of the United States and all or a substantial portion of the assets of these non-residents are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon these non-residents, or to enforce against them judgments obtained in United States courts, including judgments based upon the civil liability provisions of the securities laws of the United States or any state.

There is uncertainty as to whether courts of the People’s Republic of China would enforce:

-	Judgments of United States courts obtained against us or these non-residents based on the civil liability provisions of the securities laws of the United States or any state; or

-
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

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to PRC laws and regulations including those applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is a civil law system based on written statutes. Unlike common law systems, decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation since 1979 has significantly enhanced the protections afforded to various forms of foreign investment in China. However, PRC laws and regulations change frequently and the interpretation of laws and regulations is not always uniform and enforcement thereof can involve uncertainties. For instance, we may have to resort to administrative and court proceedings to enforce the legal protection that we are entitled to by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be difficult to evaluate the outcome of administrative court proceedings and the level of law enforcement that we would receive in more developed legal systems. Such uncertainties, including the potential inability to enforce our contracts, could limit legal protections available to you and us and could affect our business and operations. In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the industries in which we operate, including the promulgation of new laws. This may include changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the availability of law enforcement, including our ability to enforce our agreements with PRC government entities and other foreign investors.

Risks Related to Ownership of SinoHub Common Stock

There can be no assurance that a liquid public market for our common stock will exist in the future.

Although our common stock is listed on the NYSE Amex stock exchange, our average daily trading volume is only about 25,000 shares and there may not be a highly liquid market in our common stock in the future. There can also be no assurance as to the strength of any market for our common stock or the prices at which holders may be able to sell their shares.

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

The trading price of SinoHub’s common stock was $5.00 or above several times in 2009 but has traded below $5.00 in 2010 to date. Since our common stock currently trades below $5.00 per share, trading in the common stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), related to any trades involving a “penny stock” (defined generally, any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions).  These rules impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). These rules require additional disclosure by broker-dealers in connection with any trades involving a “penny stock” and a two business day “cooling off period” before brokers and dealers can effect transactions in penny stocks. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. These, and the other burdens imposed upon broker-dealers by the penny stock requirements, could discourage broker-dealers from effecting transactions in our common stock which could severely limit the market liquidity of our common stock and the ability of holders of our common stock to sell it.

We do not intend to pay dividends.

We have not paid any cash dividends on any of our securities since inception and we do not anticipate paying any cash dividends on any of our securities in the foreseeable future.

Future sales of our securities, or the perception in the markets that these sales may occur, could depress our stock price.

As of March 24, 2010, we had issued and outstanding 28,393,016 shares of common stock, warrants for 2,028,410 shares of common stock and options for 1,212,103 shares of common stock.   These securities will be eligible for public sale only if registered under the Securities Act or if the stockholder qualifies for an exemption from registration under Rule 144 or Rule 701 under the Securities Act, or other applicable exemption. We believe that our stockholders will be entitled to sell our shares pursuant to Rule 144 as of March 30, 2010 provided they are in compliance with the applicable provisions thereof.  In addition to the restrictions on resale imposed by the securities laws, a number of our outstanding shares are subject to contractual restrictions on resale.  6,165,697 shares owned by our President and by our CEO in the aggregate are subject to Lock-Up Agreements between the President and CEO and the placement agent for our September 2008 private placement. This lock-up restriction will expire on May 12, 2010.  An aggregate of 3,182,849 shares owned by our President and by our CEO are further subject to Lock-Up Agreements between the President and CEO and the placement agent for our March 2010 private placement, which agreements expire on May 2, 2010.  An aggregate of 15,218,692 shares of outstanding common stock and an aggregate of 2,028,410 shares issuable upon the exercise of outstanding warrants (which figure excludes 163,332 shares of common stock registered for resale for which the warrants could have been exercised if certain conditions had occurred but which now are not exercisable pursuant to the terms of the warrants) have been registered for resale under currently effective registration statements. The market price of our capital stock could drop significantly if the holders of shares that were registered in such registration statements sell their shares or are perceived by the market as intending to sell their shares.  Moreover, to the extent that additional shares of our outstanding common stock are either registered for resale or Rule 144 or another exemption from registration becomes available to the holders of such shares, and such shares are sold or the holders of such shares are perceived as intending to sell them, the market price of our capital stock could drop further. These factors also could make it more difficult for us to raise capital or make acquisitions through the issuance of additional shares of our common stock or other equity securities.

The ability of the Board of Directors of SinoHub to issue “blank check” preferred stock and any anti-takeover provisions we adopt may depress the value of our Common Stock.

The authorized capital of SinoHub includes shares of “blank check” preferred stock.  The SinoHub Board has the power to issue any or all of the authorized but unissued shares of its preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without seeking stockholder approval.  The authority of the SinoHub Board of Directors to issue “blank check” preferred stock and any future anti-takeover measures it may adopt, in certain circumstances delay, deter or prevent takeover attempts and other changes in control of SinoHub not approved by its Board of Directors.  As a result, SinoHub stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price of the Common Stock and the voting and other rights of its stockholders may also be affected.

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

Shanghai Wai Gao Qiao Facility. We lease approximately 9,168 square feet of warehouse space at No. 383 Fu Te Xi Yi Road, Wai Gao Qiao Free Trade Zone, Shanghai, PRC 200131 for a monthly rental of approximately $2,530. We occupy this facility under a lease that commenced on July 27, 2009 and ends on August 26, 2014.

Hong Kong Facility I.  We lease approximately 26,500 square feet of warehouse space at Unit B, 17th Floor, Tins Plaza, 3 San On Street, Tuen Mun, N.T. Kowloon, Hong Kong SAR for a monthly rental of about $14,996. We occupy this facility under a lease that commenced on July 2, 2008 and ends on June 1, 2011.

Hong Kong Facility II.  We lease approximately 53,000 square feet of warehouse space at Unit B, 22nd Floor, Tins Plaza, 3 San On Street, Tuen Mun, N.T. Kowloon, Hong Kong SAR for a monthly rental of about $28,500.  We occupy this facility under a lease that commenced on December 10, 2009 and ends on January 31, 2013.

Item 3.  Legal Proceedings.

None.

Item 4.  [Reserved.]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information

SIHI common stock is quoted on the NYSE Amex under the symbol “SIHI”.  Presented below is the high and low closing bid information of SinoHub’s common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  No bid quotations were available for any of the quarterly periods prior to the Second Quarter of 2008.  All quotations prior to July 18, 2008 were under the name of the Company’s predecessor, Liberty Alliance, Inc., under the symbol “LBTI.”

	SinoHub
	COMMON
	STOCK
	HIGH		LOW

FISCAL YEAR ENDING DECEMBER 31, 2009:
Fourth Quarter		$5.70		$2.90
Third Quarter		$4.95		$2.50
Second Quarter		$2.60		$2.05
First Quarter		$2.50		$2.05

FISCAL YEAR ENDING DECEMBER 31, 2008:
Fourth Quarter		$2.74		$1.02
Third Quarter		$3.15		$2.50
Second Quarter		$3.15		$2.80
First Quarter	$	N/A	$	N/A

Our common shares are issued in registered form. The registrar and transfer agent for our shares is:

Interwest Transfer Co. Inc.
1981 Murray Holladay Road, Suite 100
Salt Lake City, UT  84117
Telephone: 801-272-9294
Facsimile: 801-277-3147

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of 2009 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) ) (c)
Equity compensation plans approved by security holders(1)	1,263,978	$2.01	2,474,953
Equity compensation plans not approved by security holders	-	-	-
Total	1,263,978		2,474,953

(1)
Consists of our 2000 Incentive Stock Option Plan and 2008 Incentive Stock Option Plan (the “2008 Plan”). See Note 10—“Stock Options” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.  The Company’s stockholders approved the 2008 Plan at the Company’s annual meeting of stockholders on June 19, 2009.

Holders

As of March 24, 2010, there were approximately 670 holders of record of our common stock.  The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future.  Our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

In October 2009, the Company sold 414,060 shares of common stock to accredited investors in a private placement yielding aggregate gross proceeds to the Company of $1,449,210 ($3.50 per share).   The common stock was offered and sold solely to “accredited investors” in reliance on the exemption from registration afforded by Rule 506 of Regulation D.  In connection with the sale of these securities, the Company relied on each of the Investors' written representations that it was an "accredited investor" as defined in Rule 501(a) of the Securities and Exchange Commission.  In addition, neither the Company nor anyone acting on its behalf offered or sold these securities by any form of general solicitation or general advertising.  The Company used the proceeds of the sale for working capital and other general corporate purposes.

In October and November 2009, persons holding warrants to purchase our common stock exercised their warrants to purchase an aggregate of 1,198,874 shares of common stock for an aggregate purchase price of $2,459,062 in cash and the tender of warrants to purchase an aggregate of 56,982 shares of common stock.  We initially issued the warrants to the holders on September 10, 2008 as part of a private placement of common stock and warrants made in reliance upon the exemption from registration afforded by Rule 506 of Regulation D.  The warrants were initially issued to the investors in the private placement and to the placement agent for the offering for services rendered.  All of the warrants were exercisable at $2.15 per share of the Company’s common stock except for warrants to purchase 44,177 shares of common stock which were exercisable at $3.00 per share.  The exercise of the warrants was made in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act for transactions not involving a public offering.  Neither the Company nor anyone acting on its behalf offered or sold these securities by any form of general solicitation or general advertising and no commission was paid in connection with the issuance of the shares.  SinoHub used the proceeds of the sale for working capital and other general corporate purposes.

None of the individuals and entities to which we issued securities as indicated in this section of the Form 10-K are unaffiliated with us.

Repurchase of Equity Securities

None.

Item 6.  Selected Financial Data.

Item 6 is not applicable to us because we are a smaller reporting company.

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

OVERVIEW

Our Business

SinoHub, Inc. (the “Company”) is engaged in electronic component sales, outsourced electronics product production and sales, and electronic component supply chain management (SCM) services.  In Q4 2009 we began providing virtual contract manufacturing (VCM) services for mobile phones to customers who are resellers in developing countries.  Our electronic component sales include procurement-fulfillment and individually negotiated electronic component sales to manufacturers.  We only deal in original parts in original packing and do not alter or modify the parts in any way.  Accordingly, any quality issues with respect to the parts would be the responsibility of the manufacturer of the parts.  Our SCM services include warehousing, delivery and import/export.  At present all of our component sales and SCM services occur in the PRC and Hong Kong, and all mobile phone sales are made outside China.

The Company provides SCM services to electronics manufacturers and component suppliers in the People’s Republic of China (the “PRC”).  Our professional Supply Chain Management platform integrates SinoHub SCM, logistics service centers located in key distribution/manufacturing cities in the PRC, and a service team of about 200 employees.

As a seller of electronic components and an electronic component supply chain management service provider, we manage all aspects of the purchase and movement of electronic components from their receipt from suppliers in our Hong Kong warehouse to their delivery in Hong Kong or import into China and delivery to a manufacturer there. We also handle the export of the finished goods when that is required. Roughly eighty percent (80%) of our business with manufacturer customers is related to mobile phones. The components we source in this vertical market change rapidly in line with the rapid change of technology in this industry.

Each mobile phone built by one of our customers contains between 100 and 200 electronic components.  We have customers who make over one million phones per month.  In the past, we have only been able to handle part of their business because of liquidity constraints (our procurement-fulfillment business requires us to have available capital to purchase components for inventory prior to reselling them to customers).  However, we are currently ramping up with several customers who want to give us the opportunity to supply them with components for a larger share of their business.  Our ability to scale with these growing customers will continue to depend upon the availability of working capital.

In the last three years, mobile phone components have accounted for approximately 70% - 80% of our business and network equipment components have accounted for approximately 15% of our business. We expect the percentage of our business in the mobile phone vertical to grow in 2010 as we ramp up our VCM business.  90% of our manufacturer customers in the electronic component purchasing business sell their products into the local Chinese market.  As a result, we have yet to feel much adverse effect from the global slowdown because demand has remained strong for these products in China.

SinoHub carries inventory for its virtual contract manufacturing business.  We carry electronic components that we are staging for procurement-fulfillment projects and we carry a small amount of inventory that results from the service we provide to customers to help them sell that portion of a minimum order quantity they don’t need. We never buy components without a corresponding order to purchase the components. We do not have backlog orders, but with the successful completion of each procurement-fulfillment project and component sale, we look for repeat orders from existing customers.

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

History and Basis of Reporting

SinoHub, Inc. (formerly known as Liberty Alliance, Inc.) is a Delaware corporation, originally incorporated in Utah in 1986, and subsequently merged and reorganized as Liberty Alliance, Inc. in Delaware in 1991.  In May 2008, Liberty Alliance, Inc., its wholly-owned subsidiary SinoHub Acquisition Corp., SinoHub, Inc., and Steven L. White, the principal stockholder of Liberty Alliance, Inc., entered into an Agreement and Plan of Merger pursuant to which SinoHub Acquisition Corp. merged with and into SinoHub, Inc. and SinoHub, Inc. became a wholly-owned subsidiary of Liberty Alliance, Inc.  After completion of the merger, the original stockholders of Liberty Alliance held approximately 6% of the issued and outstanding shares of Liberty Alliance, Inc. common stock on a fully diluted basis and the former stockholders of SinoHub, Inc., including the shares issued to consultants for services rendered in connection with the merger, held approximately 94% of Liberty Alliance, Inc. issued and outstanding shares of common stock.  Subsequent to the completion of the merger, on July 18, 2008, Liberty Alliance, Inc. amended its certificate of incorporation to change its name to SinoHub, Inc. and affect a 3.5-to-1 reverse stock split of all issued and outstanding shares of its common stock.

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

Business Operations

SinoHub’s business operations are primarily dedicated toward utilizing the value of the SCM Platform to source and deliver electronic components and electronic products for our customers. In this sense, SinoHub has become a market maker for our SCM customers by using them as suppliers in our electronic component sales business and for our electronic component sales customers by using them as suppliers in our electronic product production and sales business.

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

SinoHub also supports customers by providing a sourcing channel for electronic components that are not part of a specific SCM or procurement-fulfillment program.  In these cases, SinoHub utilizes its industry knowledge and relationships with components suppliers and manufacturers to source products at competitive prices and within time constraints.  SinoHub responds to these “spot” orders from customers, sources the product, confirms pricing, and executes delivery as required.  Customers are required to pay on delivery of product.

Our biggest competition in the procurement-fulfillment and component sales businesses where we make 93% of our revenue comes from electronic component distributors, and in-house purchasing departments of EMS providers and OEMs. We do have a few competitors such as Shenzhen Eternal Asia, HopeSea and Strongjet, but none of these companies focus exclusively on electronic components and none of them has an online SCM system with the specialized functionality of SinoHub SCM.

Consolidated Results of Operations

The Company derived revenue and gross profit in 2009 primarily from sales of electronic components and fees associated with the provision of SCM services.

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

Selling, general and administrative expenses include salaries paid to employees, employee related expenses, marketing costs, technology costs, sales commissions, rent, and related office and facility expenses.

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008

Overall Results

The Company reported net income for the year ended December 31, 2009 of $12.4 million compared to $8.5 million in 2008, an increase of 46%.

Net Sales

Net sales for the year ended December 31, 2009 were $128.4 million, up 62% from $79.5 million recorded in 2008.  The Company reports net sales on the basis of two business categories, supply chain management services and electronic component sales (the insignificant amount of VCM sales in 2009 has not been separately disclosed).  In the year ended December 31, 2009, net sales of supply chain management services increased 73% to $8.6 million from $5.0 million in 2008.  This increase was primarily based on the addition of five manufacturer customers who, we believe, were attracted to SinoHub by our online software system, SinoHub SCM.  In the year ended December 31, 2009, net sales of electronic components increased 61% to $119.8 million from $74.5 million in 2008 due primarily to increased sales as our customer base expanded during 2009.  We believe that the main driving force behind this increase was the Company’s ability to obtain from its supplier customers better pricing for its manufacturer customers than they were able to achieve on their own.  Electronic component sales are made in two ways, individually negotiated sales and sales of components in procurement-fulfillment projects.  For the year ended December 31, 2009 individually negotiated sales rose almost 73% from the year of 2008 to $65.9 million and procurement-fulfillment sales rose 42% from the year of 2008 to $45.5 million.

Growth was supported by additional access to financial resources and bank borrowings during 2008 and 2009.  In particular, the Company raised net proceeds of $6.5 million in 2008 and $2.6 million in 2009 from sales of new equity, and $2.5 million in 2009 from the exercise of warrants that were put to use financing additional procurement-fulfillment projects and increased component sales.  Also, the Company was able to expand its bank lines with three Chinese banks in both 2008 and 2009 for $2.2 million and $11.8 million respectively.

Gross Profit

The Company recorded gross profit of $22.4 million in the year of 2009 compared with $16.2 million in 2008.  The gross profit margin for the year of 2009 decreased to 17.4% from 20.4% in 2008.  The trend toward lower gross profit margins may continue as the Company pursues and wins new business opportunities.  In particular, in the Company’s electronic components sales business, as volume increases, gross margins may tend to gradually decline because the occasional opportunity for us to make a very high margin transaction caused by a large price discrepancy between what the Company buys a component for and its sales price will not have as dramatic an effect on the overall gross profit earned for the period.  The Company is seeking to offset this declining margin trend in its electronic components sales business by pursuing sales in its new VCM business which it expects will carry higher margins, on average.  As the Company has recently begun its VCM business, it is too early to predict the results and overall margins.

Income from Operations and Operating Expenses

	Year Ended December 31,
	2009	2008	Change	%
Gross profit	$22,388,000	$16,210,000	6,178,000	38%
Less operating expenses:
Selling, general and administrative	4,982,000	2,990,000	1,992,000	67%
Professional services	1,122,000	692,000	430,000	62%
Stock compensation expenses	436,000	110,000	326,000	396%
Depreciation	553,000	389,000	164,000	42%
(Write back of) / Allowance for doubtful debts	(890,000)	1,237,000	(2,127,000)	(172%)
Total operating expenses	$6,203,000	$5,418,000	$785,000	14%
Income from operations	$16,185,000	$10,792,000	$5,393,000	50%

Operating Expenses

Total operating expenses were $6.2 million or 4.8% of revenues in 2009, compared to $5.4 million, or 6.8% of revenues in 2008. Selling, general and administrative expenses increased to $5.0 million in 2009 from $3.0 million in 2008, representing approximately 3.9% of revenues in 2009 compared to 3.8% in 2008. The largest factors in the increase in selling, general and administrative expenses from 2008 to 2009 were salaries and fringe benefits which increased by $1.5 million due to the large increase in headcount.  Other significant factors in the increase were customs clearance and management fees, logistics fees, staff travel, and office and warehouse rent to support the general growth in sales and expanded operations.  Professional services expenses were $1.1 million in 2009, compared to $692,000 in 2008 with the increase due primarily to legal fees and non-recurring Sarbanes-Oxley consulting expenses.  Stock compensation expenses were $436,000 in 2009 compared to $110,000 in 2008 due to an increase in stock option and restricted stock grants. We reduced the provision for doubtful debts by $890,000 in 2009 due primarily to improved conditions in the global economy, as compared with an increase of $1.2 million in 2008.

Income from Operations

The Company recorded income from operations of $16.2 million in 2009, as compared with operating income of $10.8 million in 2008.

Income Taxes

The Company’s effective tax rate was 23.2% in 2009 compared to 20.2 % in 2008.  The statutory tax rate in the PRC of 25% in both 2009 and 2008 was reduced in both periods by favorable tax preferences experienced by the Company’s operations in special economic zones as designated by the Chinese government.  The trend toward a higher effective tax rate is expected to continue as preferences lapse over time.  In Shenzhen, where the Company does most of its business, the special economic zone status means the corporate income tax rate for 2009 was 20%, versus 18% in 2008.  The stated intention of the Chinese government is to gradually increase the corporate tax rate in special economic zones such as in Shenzhen to the national level, which is 25% at present.  Income tax estimates in interim periods have varied as the Company has adjusted provisions and accruals in light of actual tax filings.

Foreign Currency Translation Gain and Comprehensive Net Income

The Company reported foreign currency translation gains of $64,000 in 2009, compared with foreign currency translation gains of $541,000 in 2008 reflecting the fairly stable exchange rate between RMB and USD during 2009.  Comprehensive net income (net income plus foreign currency translation gains) was $12.4 million in 2009 compared with $9.0 million in 2008.

CONSOLIDATED FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

The Company’s strategic plans include continued expansion and support of our SCM Platform (consisting of SinoHub SCM, key service centers in Hong Kong, Shenzhen, and Shanghai, and a supply chain management service team providing real time support), electronic component sales, including procurement-fulfillment programs, growth of our VCM business, investment in inventory for both procurement-fulfillment and VCM orders, and investment in a manufacturing facility for our VCM business.  As a result of the working capital investments necessary to support these plans, the Company will continue to require cash and financing resources to meet and exceed its objectives. In particular, if our procurement – fulfillment and VCM businesses expand as we plan, we will need to make increased additions to inventory, and additional financing may be required to support this investment in inventory. The Company’s cost of capital decreased with the private financings we closed in August and October of 2009 since these transactions were done on a direct basis.  Our cost of capital with China Construction Bank, Industrial Bank, and Hangzhou Bank was approximately 2.5% at December 31, 2009. Most of the working capital the Company intends to raise in the near to medium term is expected to come from Chinese banks, which, to date, have not been affected by the global credit crisis nearly as much as the US and European banks although the credit available through banks in China could be affected by Chinese monetary policies.  We may also seek to raise additional capital in public or private equity offerings.

We believe SinoHub’s new contract manufacturing business can grow rapidly with the addition of a moderately sized manufacturing facility and with additional inventory.  Additional working capital would enable us to purchase more electronic components from our suppliers, which should lower our costs, and thus enhance our profitability.  We believe increased volume would also likely enable the Company to receive payment terms from suppliers (we are currently mainly buying from suppliers on a C.O.D. basis) which would lessen our need for additional financing from third parties.  Accordingly, if SinoHub is unsuccessful in raising additional working capital, the Company’s growth may be adversely affected.

We intend to raise additional funds through the sale of additional equity or debt, long-term debt financings, and operating cash flows.  Due to the risk factors discussed elsewhere in this report, there can be no assurance that we will be successful in raising the additional funds necessary to carry out management’s plans for the future on acceptable terms or at all.  Our ability to obtain additional capital will also depend on market conditions, national and global economies and other factors beyond our control.  We cannot be sure that we will be able to implement or capitalize on various financing alternatives.  The terms of any debt or equity funding that we may obtain in the future may be unfavorable to us and to our stockholders.

The Company’s cash and cash equivalents grew to $8.3 million at December 31, 2009 from $5.9 million at December 31, 2008.  The Company had working capital of $39.4 million on December 31, 2009, up from $22.8 million at the end of 2008, and a current ratio of 3.2 to 1 at December 31, 2009 compared to a current ratio of 4.5 to 1 at December 31, 2008. Inventories were approximately $11.6 million and accounts receivables were $28.8 million on December 31, 2009, compared to approximately $0.44 million and $22.3 million on December 31, 2008, respectively.  During 2009, the net amount of cash used in the Company’s operating activities was $3.1 million, the net amount of cash used in investing activities was $9.4 million, and the net amount of cash provided by financing activities was $14.9 million.  The variance between cash flow and net income for 2009 was mainly related to inventory purchases as the Company increased its procurement-fulfillment business which requires it to hold inventory until customer orders are ready to ship.

The Company must generally pay the purchase price of electronic components for procurement-fulfillment customers and then recoup the purchase price from the customer after delivery.  We only purchase standard components which are readily saleable.  To date we have not had any collection problems with any procurement-fulfillment project funded.  The Company’s borrowings vary based on the timing of procurement-fulfillment projects, large spot component sales, use of our VAT import line and use of our export reimbursement line.

Cash Flows from Operating Activities

The Company maintains a significant investment in working capital, primarily accounts receivable and inventories. Accounts receivable and inventories represented approximately 68% and 76% of total assets at December 31, 2009 and 2008, respectively.

The net amount of cash used in the Company’s operating activities during the year of 2009 was $3.1 million, which primarily included earnings from operations that were more than offset by investments in accounts receivable and inventory to support the Company’s business growth.

The net amount of cash used in the Company’s operating activities during the year of 2008 was $6.4 million, which primarily included earnings from operations that were more than offset by investments in accounts receivable to support the Company’s business growth.  In addition, accounts payable reductions were made during the period to enable the Company to get favorable terms with suppliers.

Cash Flows from Investing Activities

The net amount of cash used by investing activities during 2009 was $9.4 million primarily the result of restricted cash buildup.

The net amount of cash generated by investing activities during the year of 2008 was $5.0 million primarily the result of a release of restricted cash as the Company settled bank notes under letters of credit that required restricted cash balances.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during the year of 2009 was $14.9 million, which included proceeds from bank borrowings of $21.5 million, private placement stock offerings yielding gross proceeds of $2.7 million, and exercises of warrants to purchase common stock yielding gross proceeds of $2.6 million, offset by payments on bank loans of $11.9 million.

The net amount of cash provided by financing activities during 2008 was $2.6 million, which included a private placement stock offering in the third quarter with gross proceeds of $7.5 million, proceeds from bank borrowings of approximately $2.1 million, and an amount of $1.6 million due from a related party, offset by payments on bank loans of $7.3 million, expenses associated with the private placement of $1.0 million, and Note repayments of $251,000.  The related company, GenNext Technology, Ltd., a company formerly owned jointly by the Chairman and the President of the Company, which was based in Hong Kong, assisted the Company by facilitating certain foreign exchange transactions, and settled obligations to certain suppliers on behalf of the Company, and collected certain customer remittances on behalf of the Company. Over the course of the fourth quarter of 2008, the activities which were previously being conducted solely by GenNext Technology, Ltd. were transferred to B2B Chips, a wholly owned subsidiary of the Company that was used to conduct the Company’s Hong Kong business as it achieved the required assignment of customer contracts and bank accounts to support the necessary foreign exchange transactions.

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

Concentrations and Risks

Substantially all of Company's assets are located in the PRC and Hong Kong and substantially all of the Company's revenues were derived from customers located in the PRC, with roughly eighty percent (80%) of the Company’s business with manufacturer customers related to mobile phones.  In addition, financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable.  The Company mitigates credit risk through procedures that include determination of credit limits, credit approvals, and related monitoring procedures to ensure delinquent receivables are collected.

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

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of customer credit history, overall trends in collections and write-offs, and expected exposures based on facts and prior experience.  At December 31, 2009, the Company had $347,000 in provision, or 1.2% of accounts receivable.  At December 31, 2008, the Company had $1.2 million in provision, or 5.3% of accounts receivable, due to ongoing severe global financial crisis.

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

Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstances or events indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the Company considers various factors, including future cash flows, to determine whether the carrying amount exceeds fair value, and in that case, the asset is written down to fair value.  The Company believes that no impairment of property and equipment exists at December 31, 2009.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its consolidated results of operations or financial position.

In January 2010, FASB issued ASU 2010-6 Improving Disclosures about Fair Measurements ("ASU 2010-6"). ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated results of operations or financial position.

In January 2010, FASB issued ASU 2010-2 Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification ("ASU 2010-2"). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 3, 2010. The Company does not expect the adoption of ASU 2010-2 to have a material impact on the Company's consolidated results of operations or financial position.

In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17"). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its consolidated results of operations or financial position.

In December 2009, FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets ("ASU 2009-16"). ASU 2009-16 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of ASU 2009-16 to have a material impact on its consolidated results of operations or financial position.

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”( amendments to ASC Topic 470, Debt)” (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated results of operations or financial position.

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

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-12, Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent) which amended Accounting Standards Codification Subtopic 820-10, Fair Value Measurements and Disclosures—Overall. The amended guidance offers investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share (NAV). The ASU is effective for the first reporting period (including interim periods) ending after December 15, 2009. The adoption of ASU 2009-12 did not have a material impact on the Company’s financial position or results of operations at the date of adoption.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740)—Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities (formerly proposed as FASB Staff Position No. 48-d, Application Guidance for Pass-Through Entities and Tax-Exempt Not-for-Profit Entities and Disclosure Modifications for Nonpublic Entities), which amended Accounting Standards Codification Subtopic 740-10, Income Taxes – Overall. ASU 2009-06 clarifies that an entity’s assertion that it is a pass-through entity is a tax position and should be assessed in accordance with Subtopic 740-10. Additionally, the ASU provides implementation guidance on the attribution of income taxes to entities and owners. The revised guidance is effective for periods ending after September 15, 2009. The adoption of ASU 2009-06 did not have a material impact on the Company’s financial position or results of operations at the date of adoption.

In August 2009, FASB issued ASU 2009-5 Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value ("ASU 2009-5"). ASU 2009-5 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. ASU 2009-5 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value. ASU 2009-5 was effective for the Company for interim and annual periods ending after October 3, 2009. The adoption of ASU 2009-5 did not have a material impact on the Company's consolidated results of operations or financial position.

In August 2009, FASB issued ASU 2009-4 Accounting for Redeemable Equity Instruments—an Amendment to Section 480-10-S99 ("ASU 2009-4"). ASU 2009-4 represents a Securities and Exchange Commission ("SEC") update to Section 480-10-S99, Distinguishing Liabilities from Equity. The adoption of guidance within ASU 2009-4 did not have an impact on the Company's consolidated results of operations or financial position.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (subsequently codified into FASB ASC Topic 105) which established the FASB Accounting Standards Codification (“ASC” or the “Codification”) as the single source of authoritative accounting principles for U.S. GAAP issued by the FASB. The Codification supersedes all existing non-SEC accounting and reporting standards and subsequent to adoption, the FASB will issue new standards in the form of ASUs, and no longer as SFASs, FASB Staff Positions or Emerging Issues Task Force Abstracts. The Codification is effective for reporting periods ending on or after September 15, 2009. The adoption of the Codification did not have any impact on the Company’s financial position or results of operations at the date of adoption.

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

In May 2009, the FASB issued guidance on subsequent events (originally issued as SFAS No. 165, Subsequent Events, and subsequently codified into FASB ASC Topic 855). Topic 855 addresses the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Topic 855 is effective for interim or annual periods ending after June 15, 2009. The adoption of Topic 855 did not have any impact on the Company’s financial position or results of operations at the date of adoption.

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased and identifying transactions that are not orderly (originally issued as FASB Staff Position SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and subsequently codified within FASB ASC Topic 820). The guidance provides additional guidance to expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption did not have any impact on the Company’s financial position or results of operations at the date of adoption.

In April 2009, FASB issued Staff Position ("FSP") No. 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (now codified within ASC 320, Investments—Debt and Equity Securities ("ASC 320")). ASC 320 provides greater clarity about the credit and noncredit component of an other-than-temporary impairment event and more effectively communicates when an other-than-temporary impairment event has occurred. ASC 320 amends the other-than-temporary impairment model for debt securities. The impairment model for equity securities was not affected. Under ASC 320, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. This standard was effective for interim periods ending after June 15, 2009. The adoption of ASC 320 did not have a material impact on the Company's consolidated results of operations or financial position.

In April 2009, FASB issued FSP 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments (now codified within ASC 825, Financial Instruments ("ASC 825")). ASC 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825 was effective for interim periods ending after June 15, 2009. The adoption of ASC 825 did not have a material impact on the Company's consolidated results of operations or financial position.

In June 2008, FASB issued Staff Position—Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (now codified within ASC 260, Earnings Per Share ("ASC 260")). Under ASC 260, unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. The adoption of ASC 260 did not have a material impact on the Company's earnings per share calculations.

In April 2008, FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (now codified within ASC 350, Intangibles—Goodwill and Other ("ASC 350")). ASC 350 provides guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by our intent and/or ability to renew or extend the arrangement. ASC 350 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of ASC 350 on January 4, 2009 did not impact the Company's consolidated results of operations or financial position.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (now codified within ASC 815, Derivatives and Hedging ("ASC 815")). ASC 815 requires enhanced disclosures about an entity's derivative and hedging activities aimed at improving the transparency of financial reporting. ASC 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 did not have any impact on the Company's consolidated results of operations or financial position.

In December 2007, FASB issued SFAS No. 141(R), Business Combinations (now codified within ASC 805, Business Combinations ("ASC 805")). ASC 805 establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. ASC 805 significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under ASC 805, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. The provisions of this standard will apply to any acquisitions we complete on or after December 15, 2008. The adoption of ASC 805 did not have an impact on the Company's consolidated results of operations or financial position.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (now codified within ASC 810, Consolidation ("ASC 810")). ASC 810 changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The provisions of ASC 810 were applied to all noncontrolling interests prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented and have been disclosed as such in our consolidated financial statements herein. ASC 810 became effective for fiscal years beginning on or after December 15, 2008. The adoption of ASC 810 did not have a material impact on the Company's consolidated results of operations or financial position.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (now codified within ASC 820). ASC 820 provides guidance for using fair value to measure assets and liabilities. Under ASC 820, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The guidance within ASC 820 became effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB provided a one year deferral for implementation of the standard for non-recurring, non-financial assets and liabilities. The Company adopted ASC 820 for non-financial assets and non-financial liabilities effective January 4, 2009, which did not have any effect on its consolidated results of operations or financial position.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements listed in Item 15(a) are incorporated herein by reference and are filed as a part of this report and follow the signature pages to this Annual Report on Form 10-K on page 59.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation performed, our management concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2009, we implemented the following measures to improve our internal control over financial reporting:

(1) Engaged outside consultants to review our accounting policies and provide us with documentation pertaining to accounting positions within the significant transaction cycles. The outside consultants also reviewed the schedules prepared for the 2009 year-end audit;

(2) Prepared SEC and GAAP disclosure checklists and engaged outside consultants to assist in the review of our Form 10-K and subsequent Form 10-Qs;

(3) Developed and instituted new internal control procedures associated with the identification and documentation of accruals and potential deficiencies; and

(4) Developed and instituted new internal control procedures to capture software capitalization costs and document the GAAP requirements for such analysis.

We believe these measures have strengthened our internal control over financial reporting and disclosure controls and procedures.

Our senior executives and our Board of Directors are committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. This commitment has been and will continue to be communicated to and reinforced with our employees and to external stakeholders.

In addition, under the direction of the Board of Directors, management will continue to review and make changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting and our disclosure controls and procedures.

Except for the changes discussed above, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.  Directors, Executive and Corporate Governance.

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2009.

Item 11.  Executive Compensation.

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2009.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2009.

Item 14.  Principal Accountant Fees and Services.

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2009.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(1)   Financial Statements

See Index to Consolidated Financial Statements commencing on Page 59.

(2)   Financial Statement Schedules

All supplemental schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3)   Exhibits

The following exhibits are filed as part of this report:

EXHIBITS

Exhibit No.	Description

2.1
Agreement and Plan of Merger by and among Liberty Alliance, Inc., a Delaware corporation, SinoHub Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company, SinoHub, Inc., a Delaware corporation and Steven L. White, the principal stockholder of Liberty Alliance, Inc., dated May 12, 2008 (includes registration rights for the holders of shares subject to a lock-up).  (1)

3.1	Amendment and Amended and Restated Certificate of Incorporation of SinoHub, Inc. ***
3.3.1	Amended and Restated Bylaws of SinoHub, Inc., as amended by Amendment No. 1. *
4.1	Form of Series A and B Common Stock Warrant. (2)
10.1	Lease dated June 10, 2008 between San On Investments No. 1 Limited and B2B Chips, Limited****
10.2	Lease Agreement by and between Zhou Dan and SinoHub SCM Shanghai, Ltd. dated March 23, 2006. (3)
10.3	Shanghai Wai Gao Qiao Bonded Zone Tenancy Agreement by and between Shanghai Xin Yong Logistics Ltd. and SinoHub Electronics Shanghai, Ltd., dated June 1, 2008. (3)
10.4	Lease Contract dated August 10, 2008 between China Great Wall Computer Shenzhen Co., Ltd. and SinoHub SCM Shenzhen, Ltd.****
10.5	Securities Purchase Agreement dated September 10, 2008, among SinoHub, Inc. and the investors listed on the Schedule of Buyers on Annex A. (2)
10.6	Registration Rights Agreement dated September 10, 2008, among SinoHub, Inc. and the investors signatory thereto. (2)
10.6.1	Waiver and General Release Agreement dated December 30, 2008 among SinoHub, Inc. and the investors signatory thereto. **
10.6.2	Second Waiver and General Release Agreement dated February 19, 2009 among SinoHub, Inc. and the investors signatory thereto. **
10.6.3	Third Waiver Agreement dated March 6, 2009 among SinoHub, Inc. and the investors signatory thereto.**
10.7	Declaration of Trust dated January 30, 2008 between SinoHub Electronics Shenzhen, Ltd., (as “Beneficial Owner”), and Hantao Cui (as the “Trustee”).****
10.8	Form of Contract of Employment. (3)
10.9	Form of Non-Solicitation, Invention Assignment and Non-Disclosure Agreement. (4)
10.10	Trade Financing Loan between Shenzhen Branch, China Construction Bank and SinoHub SCM Shenzhen, Ltd. commencing on August 22, 2008 **
10.11	Short Term Loan Contract between CIB Shenzhen Branch and SinoHub SCM Shenzhen, Ltd. for six months commencing on September 25, 2008. **
10.12	Credit Line Contract between CIB Shenzhen Branch and SinoHub SCM Shenzhen, Ltd. for one year commencing September 25, 2008. **
10.13	Promissory Note Issued by SinoHub, Inc. to Henry T. Cochran, dated January 17, 2007. (3)
10.14	Promissory Note Issued by SinoHub, Inc. to Peter Schech, dated January 27, 2007****

10.15	Promissory Note Issued by SinoHub, Inc. to Peter Schech, dated January 27, 2008****
10.16	Promissory Note Issued by SinoHub, Inc. to Jan Rejbo, dated June 20, 2007****
10.17	Promissory Note Issued by SinoHub, Inc. to Tracey C. Hutchinson, dated January 26, 2007****
10.18	Contract of Employment dated January 1, 2009 between SinoHub Electronics Shenzhen, Ltd and Henry T. Cochran*****
10.19	Employment Contract dated January 1, 2009 between B2B Chips, Ltd. and Henry T. Cochran*****
10.20	Contract of Employment dated January 1, 2009 between SinoHub Electronics Shenzhen, Ltd and Lei Xia*****
10.21	Employment Contract dated January 1, 2009 between B2B Chips, Ltd. and Lei Xia**
10.22	Contract of Employment dated January 1, 2009 between SinoHub Electronics Shenzhen, Ltd and Li De Hai*
10.23	Employment Contract dated January 1, 2009 between B2B Chips, Ltd. and Li De Hai*
10.24	Guaranty Agreement dated June 26, 2007 between SinoHub SCM Shenzhen, Ltd. and Shenzhen Hongfeng Paper Products Co. Limited **
10.25	Form of Lock-Up Agreement between SinoHub, Inc, and certain shareholders of SinoHub, Inc.**
10.26	SinoHub, Inc. 2008 Stock Plan, as Amended and Restated.(12)
10.26.1	SinoHub, Inc. 2000 Stock Plan.*
10.27	Contract of Mortgage of Maximum Amount dated August 21, 2008 between CIB Shenzhen Nanxin and Linda Marie Hetue**

10.28	Contract of Guarantee of Maximum Amount dated August 21, 2008 between CIB Shenzhen Nanxin and Lei Xia.**
10.29	Contract of Guarantee of Maximum Amount dated August 21, 2008 between CIB Shenzhen Nanxin and Hantao Cui**
10.30	Equity Transferring Agreement dated January 17, 2008 between SinoHub Electronics Shenzhen Ltd. and SinoHub SCM Shanghai Ltd.**
10.31	Equity Transferring Agreement dated April 10, 2008 between B2B Chips Limited and SinoHub Technology (Hong Kong) Limited**
10.32	Loan for Export Rebates Custody Account between Shenzhen Branch, China Construction Bank and SinoHub SCM Shenzhen, Ltd. commencing on May 12, 2008 *
10.33	Loan for Import Duties Custody Account between Shenzhen Branch, China Construction Bank and SinoHub SCM Shenzhen, Ltd. commencing on February 4, 2009 *
10.34	Contract of Guarantee of Maximum Amount dated September 21, 2008 between CIB Shenzhen Nanxin and SinoHub Electronics Shenzhen, Ltd.*
10.35	Contract of Guarantee of Maximum Amount dated September 21, 2008 between CIB Shenzhen Nanxin and Shenzhen Yin Zhao Co., Ltd.*
10.36	Form of Indemnification Agreement for Officers and Directors.*
10.37	Code of Ethics.(5)
10.38	Registration Rights Agreement dated as of April 13, 2009, among SinoHub, Inc. and the stockholders signatory thereto. *
10.39	Lock-Up Agreement among Global Hunter Securities, LLC, Henry T. Cochran and Lei Xia. ******
10.40	Comprehensive Financing Line Contract between Shenzhen Branch, Bank of Hangzhou and SinoHub SCM Shenzhen, Ltd. commencing on April 6, 2009.(6)
10.41	Financing Guarantee Letter dated April, 2009 between Shenzhen Branch, Bank of Hangzhou and Lei Xia.(6)
10.42	Financing Guarantee Letter dated April, 2009 between Shenzhen Branch, Bank of Hangzhou and De Hai Li.(6)
10.43	Financing Guarantee Letter dated April, 2009 between Shenzhen Branch, Bank of Hangzhou and Hantao Cui.(6)
10.44	Lease dated December 10, 2009 between San On Investments No. 1 Limited and B2B Chips, Limited.(7)
10.45	Side Letter dated December 10, 2009 between San On Investments No. 1 Limited and B2B Chips, Limited.(7)
10.46	Form of Restricted Share Award Agreement effective January 18, 2010 by and between SinoHub, Inc. and each of Henry T. Cochran, Lei Xia, and De Hai Li.(8)
10.47	Securities Purchase Agreement dated February 24, 2010, among SinoHub, Inc. and the Investors named therein.(9)
10.48	Form of Registration Rights Agreement.(9)
10.49	Form of Warrant.(9)
10.50	Amendment to Securities Purchase Agreement dated February 26, 2010, among SinoHub, Inc. and the Investors and Additional Investors named therein.(10)
10.51	Form of Lock-Up Agreement dated March 2, 2010 between Canaccord Adams Inc. and each of Henry T. Cochran and Lei Xia.(10)
10.52	Joinder Agreement to Registration Rights Agreement dated February 26, 2010, among SinoHub, Inc. and Paragon Capital LP.(11)
10.53	Joinder Agreement to Registration Rights Agreement dated February 26, 2010, among SinoHub, Inc. and Jayhawk Private Equity Fund II, L.P.(11)
10.54	Joinder Agreement to Registration Rights Agreement dated February 26, 2010, among SinoHub, Inc. and Matthew Hayden.(11)
10.55	Joinder Agreement to Securities Purchase Agreement dated February 26, 2010, among SinoHub, Inc. and Paragon Capital LP.(11)
10.56	Joinder Agreement to Securities Purchase Agreement dated February 26, 2010, among SinoHub, Inc. and Jayhawk Private Equity Fund II, L.P.(11)
10.57	Joinder Agreement to Securities Purchase Agreement dated February 26, 2010, among SinoHub, Inc. and Matthew Hayden.(11)
10.58	Form of Restricted Stock Award Agreement.(12)
10.59	Form of Stock Option Award Agreement (U.S.).(12)
10.60	Form of Stock Option Award Agreement (China).(12)

(1) Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on May 15, 2008.

(2) Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on September 16, 2008.

(3) Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on May 20, 2008.

(4) Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on September 22, 2008.

(5) Incorporated by reference from Amendment No. 1  to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 30, 2009.

(6) Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on May 7, 2009.

(7) Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on December 14, 2009.

(8) Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on January 21, 2010.

(9) Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on February 24, 2010.

(10) Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on March 3, 2010.

(11) Incorporated by reference from the Company’s Amended Form 8-K filed with the Securities and Exchange Commission on March 3, 2010.

(12) Incorporated by reference from the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 16, 2009.

*Previously filed with Amendment No. 4 to the Registration Statement on Form S-1 on April 14, 2009.

**Previously filed with Amendment No. 3 to the Registration Statement on Form S-1 on March 17, 2009.

*** Previously filed with the Registration Statement on Form S-1 on October 24, 2008.

**** Previously filed with Amendment No. 1 to the Registration Statement on Form S-1 on December 17, 2008.

***** Previously filed with Amendment No. 2 to the Registration Statement on Form S-1 on January 20, 2009.

****** Previously filed with Amendment No. 5 to the Registration Statement on Form S-1 on May 12, 2009.

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

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINOHUB, INC.

Date: March 31, 2010	By:	/s/ Henry T. Cochran
Henry T. Cochran
Chief Executive Officer

Date: March 31, 2010	By:	/s/De Hai Li
De Hai Li
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Henry T. Cochran	Director and Chief Executive Officer	March 31, 2010
Henry T. Cochran	(Principal Executive Officer)

/s/ De Hai Li	Chief Financial Officer	March 31, 2010
De Hai Li	(Principal Financial and Accounting Officer)

/s/ Lei Xia	Director	March 31, 2010
Lei Xia

/s/ Charles T. Kimball	Director	March 31, 2010
Charles T. Kimball

/s/ Will Wang Graylin	Director	March 31, 2010
Will Wang Graylin

/s/Richard L. King	Director	March 31, 2010
Richard L. King

/s/Robert S. Torino	Director	March 31, 2010
Robert S. Torino

/s/ Afshin Yazdian	Director	March 31, 2010
Afshin Yazdian

SINOHUB, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

SinoHub, Inc.

We have audited the accompanying consolidated balance sheet of SinoHub, Inc. and subsidiaries as of December 31, 2009 and the related consolidated statement of operations and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SinoHub, Inc. and subsidiaries as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Hong Kong Limited
BAKER TILLY HONG KONG LIMITED
Certified Public Accountants

Hong Kong
Date:  March 29, 2010

Jimmy C.H. Cheung & Co Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

SinoHub, Inc.

We have audited the accompanying consolidated balance sheet of SinoHub, Inc. and subsidiaries as of December 31, 2008 and the related consolidated statement of operations and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s  internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SinoHub, Inc. and subsidiaries as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Jimmy C.H. Cheung & Co.
JIMMY C.H. CHEUNG & CO

Certified Public Accountants

Hong Kong
Date:  February 25, 2009

SINOHUB, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2009	December 31, 2008

CURRENT ASSETS
Cash and cash equivalents	$8,347,000	$5,860,000
Restricted cash	7,595,000	374,000
Accounts receivable, net of allowance	28,828,000	22,282,000
Inventories, net	11,647,000	435,000
Prepaid expenses and other current assets	650,000	370,000
Total current assets	57,067,000	29,321,000

PROPERTY AND EQUIPMENT, NET	2,271,000	703,000

TOTAL ASSETS	$59,338,000	$30,024,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,209,000	$764,000
Customer deposits	1,348,000	-
Accrued expenses and other current liabilities	731,000	234,000
Bank borrowings	11,793,000	2,123,000
Income and other taxes payable	2,605,000	3,391,000
Total current liabilities	17,686,000	6,512,000

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized;	-	-
no shares issued
Common stock, $0.001 par value, 100,000,000 shares authorized;	27,000	25,000
26,669,605 shares and 24,501,989 shares issued and outstanding as of December 31, 2009 and December 31, 2008, respectively
Additional paid-in capital	17,239,000	11,529,000
Retained earnings
Unappropriated	22,725,000	10,424,000
Appropriated	787,000	724,000
Accumulated other comprehensive income	874,000	810,000
Total stockholders’ equity	41,652,000	23,512,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,338,000	$30,024,000

The accompanying notes are an integral part of these consolidated financial statements

SINOHUB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended December 31,
	2009	2008
NET SALES
Supply chain management services	$8,585,000	$4,973,000
Electronic components	119,823,000	74,511,000
Total net sales	128,408,000	79,484,000
COST OF SALES
Supply chain management services	447,000	1,444,000
Electronic components	105,573,000	61,830,000
Total cost of sales	106,020,000	63,274,000

GROSS PROFIT	22,388,000	16,210,000

OPERATING EXPENSES
Selling, general and administrative	4,982,000	2,990,000
Professional services	1,122,000	692,000
Stock compensation expense	436,000	110,000
Depreciation	553,000	389,000
(Write back of ) / Allowance for doubtful debts	(890,000)	1,237,000
Total operating expenses	6,203,000	5,418,000

INCOME FROM OPERATIONS	16,185,000	10,792,000

OTHER INCOME (EXPENSE)
Interest expense	(122,000)	(251,000)
Interest income	20,000	66,000
Other, net	5,000	27,000
Total other income (expense)	(96,000)	(158,000)

INCOME BEFORE INCOME TAXES	16,089,000	10,634,000
Income tax expense	3,725,000	2,151,000

NET INCOME	12,364,000	8,483,000

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	64,000	541,000

COMPREHENSIVE INCOME	$12,428,000	$9,024,000

SHARE AND PER SHARE DATA
Net income per share-basic	$0.49	$0.41
Weighted average number of shares-basic	25,079,000	20,925,000
Net income per share-diluted	$0.48	$0.40
Weighted average number of shares-diluted	25,677,000	21,460,000

The accompanying notes are an integral part of these consolidated financial statements

SINOHUB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Retained earnings	Appropriated	Accumulated
	Common stock		Additional	(Accumulated	retained	other comprehensive
	Shares	Amount	paid-in capital	deficit)	earnings	income (loss)	Total

Balances at December 31, 2007	18,290,000	$18,000	$4,509,000	$2,309,000	$356,000	$269,000	$7,461,000

Reverse merger recapitalization	1,200,000	1,000	(1,000)	-	-	-	-
Stock issued for services	510,000	1,000	433,000	-	-	-	434,000
Stock issued for cash	4,406,533	5,000	6,477,000	-	-	-	6,482,000
Stock compensation - options issued	-	-	53,000	-	-	-	53,000
Exercise of stock options	71,166	-	8,000	-	-	-	8,000
Stock compensation - shares issued	22,200	-	50,000	-	-	-	50,000
Rounding shares issued due to the reversed split	190	-	-	-	-	-	-
Shares issued to odd lot holders	1,900	-	-	-	-	-	-
Net income for the year	-	-	-	8,483,000	-	-	8,483,000
Foreign currency translation gain	-	-	-	-	-	541,000	541,000
Comprehensive income	-	-	-	-	-	-	9,024,000
Transfer to appropriated retained earnings	-	-	-	(368,000)	368,000	-	-

Balances at December 31, 2008	24,501,989	$25,000	$11,529,000	$10,424,000	$724,000	$810,000	$23,512,000

Stock issued for cash	756,922	1,000	2,648,000	-	-	-	2,649,000
Exercise of warrants – cash	1,170,425	1,000	2,553,000	-	-	-	2,554,000
Exercise of warrants – cashless	72,566	-	-	-	-	-	-
Exercise of stock options	78,809	-	13,000	-	-	-	13,000
Option compensation cost	-	-	252,000	-	-	-	252,000
Stock compensation - shares issued	24,000	-	60,000	-	-	-	60,000
Stock compensation - shares issued to executives	64,894	-	184,000	-	-	-	184,000
Net income for the year	-	-	-	12,364,000	-	-	12,364,000
Foreign currency translation gain	-	-	-	-	-	64,000	64,000
Comprehensive income	-	-	-	-	-	-	12,428,000
Transfer to appropriated retained earnings	-	-	-	(63,000)	63,000	-	-

Balances at December 31, 2009	26,669,605	$27,000	$17,239,000	$22,725,000	$787,000	$874,000	$41,652,000

The accompanying notes are an integral part of these consolidated financial statements

SINOHUB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,364,000	$8,483,000
Adjustments to reconcile net income to cash provided by (used in) operation:
Depreciation	553,000	389,000
(Write back of) / Allowance for doubtful accounts	(890,000)	1,237,000
Loss on disposal of property and equipment	-	5,000
Stock compensation expense	184,000	53,000
Stock option compensation amortization	252,000	50,000
Stock issued for professional services	60,000	434,000
Changes in operating assets and liabilities:
Accounts receivable	(5,597,000)	(12,934,000)
Inventories	(11,204,000)	468,000
Prepaid expenses and other current assets	(279,000)	84,000
Accounts payable	442,000	(6,367,000)
Customer deposits	1,348,000	-
Accrued expenses and other current liabilities	496,000	(93,000)
Income and other taxes payable	(794,000)	1,808,000
Net cash used in operating activities	(3,065,000)	(6,383,000)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Release of restricted cash	(7,221,000)	5,135,000
Purchase of property and equipment	(2,140,000)	(172,000)
Proceed from disposal of property and equipment	-	10,000
Net cash (used in) provided by investment activities	(9,361,000)	4,973,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock , net of costs	2,650,000	6,482,000
Proceeds from exercise of warrants and options, net of costs	2,567,000	8,000
Bank borrowing proceeds	21,529,000	2,123,000
Bank borrowing repayments	(11,859,000)	(7,286,000)
Notes payable repayments	-	(251,000)
Related company proceeds	-	1,568,000
Net cash provided by financing activities	14,887,000	2,644,000

EFFECT OF EXCHANGE RATES ON CASH	26,000	344,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,487,000	1,578,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,860,000	4,282,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,347,000	$5,860,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$122,000	$251,000
Cash paid for income tax	$3,672,000	$409,000

The accompanying notes are an integral part of these consolidated financial statemenst

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

In connection with the supply of such components and products, the Company also provides supply chain management services from which we derive approximately 7% of our revenues.

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

Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstances or events indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the Company considers various factors, including future cash flows, to determine whether the carrying amount exceeds fair value, and in that case, the asset is written down to fair value.  The Company believes that no impairment of property and equipment exists at December 31, 2009.

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

Recent Accounting Pronouncements

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its consolidated results of operations or financial position.

In January 2010, FASB issued ASU 2010-6 Improving Disclosures about Fair Measurements ("ASU 2010-6"). ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated results of operations or financial position.

In January 2010, FASB issued ASU 2010-2 Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification ("ASU 2010-2"). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 3, 2010. The Company does not expect the adoption of ASU 2010-2 to have a material impact on the Company's consolidated results of operations or financial position.

In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17"). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its consolidated results of operations or financial position.

In December 2009, FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets ("ASU 2009-16"). ASU 2009-16 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of ASU 2009-16 to have a material impact on its consolidated results of operations or financial position.

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”( amendments to ASC Topic 470, Debt)” (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated results of operations or financial position.

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

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-12, Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent) which amended Accounting Standards Codification Subtopic 820-10, Fair Value Measurements and Disclosures—Overall. The amended guidance offers investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share (NAV). The ASU is effective for the first reporting period (including interim periods) ending after December 15, 2009. The adoption of ASU 2009-12 did not have a material impact on the Company’s financial position or results of operations at the date of adoption.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740)—Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities (formerly proposed as FASB Staff Position No. 48-d, Application Guidance for Pass-Through Entities and Tax-Exempt Not-for-Profit Entities and Disclosure Modifications for Nonpublic Entities), which amended Accounting Standards Codification Subtopic 740-10, Income Taxes – Overall. ASU 2009-06 clarifies that an entity’s assertion that it is a pass-through entity is a tax position and should be assessed in accordance with Subtopic 740-10. Additionally, the ASU provides implementation guidance on the attribution of income taxes to entities and owners. The revised guidance is effective for periods ending after September 15, 2009. The adoption of ASU 2009-06 did not have a material impact on the Company’s financial position or results of operations at the date of adoption.

In August 2009, FASB issued ASU 2009-5 Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value ("ASU 2009-5"). ASU 2009-5 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. ASU 2009-5 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value. ASU 2009-5 was effective for the Company for interim and annual periods ending after October 3, 2009. The adoption of ASU 2009-5 did not have a material impact on the Company's consolidated results of operations or financial position.

In August 2009, FASB issued ASU 2009-4 Accounting for Redeemable Equity Instruments—an Amendment to Section 480-10-S99 ("ASU 2009-4"). ASU 2009-4 represents a Securities and Exchange Commission ("SEC") update to Section 480-10-S99, Distinguishing Liabilities from Equity. The adoption of guidance within ASU 2009-4 did not have an impact on the Company's consolidated results of operations or financial position.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (subsequently codified into FASB ASC Topic 105) which established the FASB Accounting Standards Codification (“ASC” or the “Codification”) as the single source of authoritative accounting principles for U.S. GAAP issued by the FASB. The Codification supersedes all existing non-SEC accounting and reporting standards and subsequent to adoption, the FASB will issue new standards in the form of ASUs, and no longer as SFASs, FASB Staff Positions or Emerging Issues Task Force Abstracts. The Codification is effective for reporting periods ending on or after September 15, 2009. The adoption of the Codification did not have any impact on the Company’s financial position or results of operations at the date of adoption.

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

In May 2009, the FASB issued guidance on subsequent events (originally issued as SFAS No. 165, Subsequent Events, and subsequently codified into FASB ASC Topic 855). Topic 855 addresses the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Topic 855 is effective for interim or annual periods ending after June 15, 2009. The adoption of Topic 855 did not have any impact on the Company’s financial position or results of operations at the date of adoption.

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased and identifying transactions that are not orderly (originally issued as FASB Staff Position SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and subsequently codified within FASB ASC Topic 820). The guidance provides additional guidance to expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption did not have any impact on the Company’s financial position or results of operations at the date of adoption.

In April 2009, FASB issued Staff Position ("FSP") No. 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (now codified within ASC 320, Investments—Debt and Equity Securities ("ASC 320")). ASC 320 provides greater clarity about the credit and noncredit component of an other-than-temporary impairment event and more effectively communicates when an other-than-temporary impairment event has occurred. ASC 320 amends the other-than-temporary impairment model for debt securities. The impairment model for equity securities was not affected. Under ASC 320, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. This standard was effective for interim periods ending after June 15, 2009. The adoption of ASC 320 did not have a material impact on the Company's consolidated results of operations or financial position.

In April 2009, FASB issued FSP 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments (now codified within ASC 825, Financial Instruments ("ASC 825")). ASC 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825 was effective for interim periods ending after June 15, 2009. The adoption of ASC 825 did not have a material impact on the Company's consolidated results of operations or financial position.

In June 2008, FASB issued Staff Position—Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (now codified within ASC 260, Earnings Per Share ("ASC 260")). Under ASC 260, unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. The adoption of ASC 260 did not have a material impact on the Company's earnings per share calculations.

In April 2008, FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (now codified within ASC 350, Intangibles—Goodwill and Other ("ASC 350")). ASC 350 provides guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by our intent and/or ability to renew or extend the arrangement. ASC 350 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of ASC 350 on January 4, 2009 did not impact the Company's consolidated results of operations or financial position.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (now codified within ASC 815, Derivatives and Hedging ("ASC 815")). ASC 815 requires enhanced disclosures about an entity's derivative and hedging activities aimed at improving the transparency of financial reporting. ASC 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 did not have any impact on the Company's consolidated results of operations or financial position.

In December 2007, FASB issued SFAS No. 141(R), Business Combinations (now codified within ASC 805, Business Combinations ("ASC 805")). ASC 805 establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. ASC 805 significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under ASC 805, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. The provisions of this standard will apply to any acquisitions we complete on or after December 15, 2008. The adoption of ASC 805 did not have an impact on the Company's consolidated results of operations or financial position.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (now codified within ASC 810, Consolidation ("ASC 810")). ASC 810 changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The provisions of ASC 810 were applied to all noncontrolling interests prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented and have been disclosed as such in our consolidated financial statements herein. ASC 810 became effective for fiscal years beginning on or after December 15, 2008. The adoption of ASC 810 did not have a material impact on the Company's consolidated results of operations or financial position.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (now codified within ASC 820). ASC 820 provides guidance for using fair value to measure assets and liabilities. Under ASC 820, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The guidance within ASC 820 became effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB provided a one year deferral for implementation of the standard for non-recurring, non-financial assets and liabilities. The Company adopted ASC 820 for non-financial assets and non-financial liabilities effective January 4, 2009, which did not have any effect on its consolidated results of operations or financial position.

2.           ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2009 and 2008 consisted of the following:

	2009	2008

Accounts receivable	$29,175,000	$23,520,000
Less: allowance for doubtful accounts	347,000	1,237,000
Accounts receivable, net of allowance	$28,828,000	$22,283,000

As of December 31, 2009 and 2008, the Company recorded an allowance for doubtful accounts of $347,000 and $1,237,000 respectively. In 2009, a write back of allowance for doubtful accounts of $890,000 was recorded.

3.           PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2009 and 2008 consisted of the following:

	2009	2008

Prepaid expenses	$290,000	$277,000
Other receivables	360,000	93,000
	$650,000	$370,000

4.           PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2009 and 2008:

	2009	2008

Furniture, fixtures and equipment	$3,401,000	$1,333,000
Plant and machinery	777,000	767,000
Motor vehicles	335,000	288,000
	$4,513,000	$2,388,000
Less: accumulated depreciation	(2,242,000)	(1,685,000)
Property and equipment, net	$2,271,000	$703,000

Depreciation expenses for the years ended December 31, 2009 and 2008 were $553,000 and $389,000 respectively.

5.           ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 31, 2009 and 2008 and consisted of the following:

	2009	2008

Accrued expenses	$506,000	$163,000
Other liabilities	225,000	71,000
	$731,000	$234,000

6.           BANK BORROWINGS AND FINANCING ARRANGEMENTS

The Company has secured financing facilities (RMB based) with certain PRC banks to support its business operations. The bank facilities include:

-
Letter of credit facility with one bank in the amount of $4,700,000 to support its component sales business.  Restricted cash balances are required as security for draws against the facility.  The Company also has a $1,500,000 Customs duty import facility and a $3,200,000 Customs export refund facility through this bank to support short term duty collections for its component sales business.  These facilities renew each year and are available through December 2010.

-
Letter of credit facility with another bank in the amount of $4,400,000 to support its component sales business. Restricted cash balances are required as security for draws against the facility and the bank requires guarantors from a subsidiary and a director and lien on a PRC property owned by a director. The facility renews each year and is available through September, 2010.

-
Letter of credit facility with another bank in the amount of $6,400,000 to support its component sales business.  Restricted cash balances are required as security for draws against the facility and the bank requires guarantors from two subsidiaries and two executive officers.  The facility renews each year and is available through April, 2010.

Borrowings against these facilities at December 31, 2009 and 2008 were as follows:

	2009	2008

Note payable to a bank, annual interest rate 5.54%, due January 2009	$-	$121,000
Note payable to a bank, annual interest rate 5.54%, due January 2009	-	156,000
Note payable to a bank, annual interest rate 6.19%, due February 2009	-	954,000
Note payable to a bank, annual interest rate 6.83%, due March 2009	-	730,000
Note payable to a bank, annual interest rate 5.54%, due March 2009	-	162,000

Note payable to a bank, annual interest rate 3.12%, due January 2010	1,792,000	-
Note payable to a bank, annual interest rate 3.12%, due February 2010	804,000	-
Note payable to a bank, annual interest rate 5.35%, due March 2010	731,000	-
Note payable to a bank, annual interest rate 1.22%, due April 2010	299,000	-

Note payable to a bank, annual interest rate 5.84%, due May 2010	1,463,000	-
Note payable to a bank, annual interest rate 1.22%, due May 2010	457,000	-
Note payable to a bank, annual interest rate 1.22%, due May 2010	445,000	-
Note payable to a bank, annual interest rate 1.18%, due May 2010	644,000	-
Note payable to a bank, annual interest rate 1.22%, due May 2010	1,380,000
Note payable to a bank, annual interest rate 1.22%, due May 2010	230,000
Note payable to a bank, annual interest rate 1.18%, due May 2010	1,332,000
Note payable to a bank, annual interest rate 1.18%, due May 2010	995,000
Note payable to a bank, annual interest rate 1.39%, due June 2010	503,000
Note payable to a bank, annual interest rate 1.38%, due June 2010	224,000	-
Note payable to a bank, annual interest rate 1.44%, due June 2010	494,000

	$11,793,000	$2,123,000
Less : current maturities	11,793,000	2,123,000
Long -term portion	$-	$-

Interest expense paid for the years ended December 31, 2009 and 2008 was $122,000 and $251,000 respectively.

7.           COMMITMENTS AND CONTINGENCIES

Employee Benefits

The full time employees of subsidiaries based in the PRC are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan.  The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits.  The total provision and contributions made for such employee benefits for the years ended December 31, 2009 and 2008 were $145,000 and $90,000 respectively.  The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Commitments

The Company leases warehouse and office spaces from third parties under operating leases which expire at various dates from September 2010 through August 2014.  Rent expense for the years ended December 31, 2009 and 2008 was $392,000 and $373,000 respectively.  At December 31, 2009, the Company has outstanding commitments with respect to operating leases, which are due as follows:

2010	$772,000
2011	643,000
2012	553,000
2013	166,000
2014	20,000
$2,154,000

Contingencies

The Company accounts for loss contingencies in accordance with SFAS 5, “Accounting for Loss Contingencies” and other related guidelines.  As of December 31, 2009, there was no loss contingency.

8.           EARNINGS PER SHARE

The elements for calculation of earnings per share for the years ended December 31, 2009 and 2008 were as follows:

	Years ended December 31,

	2009	2008

Net income for basic and diluted earnings per share	$12,364,000	$8,483,000

Weighted average shares used in basic computation	25,079,000	20,925,000
Effect of dilutive stock options and warrants	598,000	535,000
Weighted average shares used in diluted computation	$25,677,000	$21,460,000

Earnings per share:
Basic	$0.49	$0.41
Diluted	$0.48	$0.40

9.           STOCKHOLDERS’ EQUITY

Merger and Reverse Stock Split

The company’s reverse merger transaction has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of the Acquired Sub become the historical financial statements of the Company, with no adjustment of the carrying value of the assets and liabilities. In connection with the reverse merger, the principal stockholder of Liberty Alliance, Inc. contributed 5,203,907 shares of common stock (adjusted for reverse stock split) held by him back to the Company for nil consideration. Following the reverse merger, Liberty Alliance, Inc. issued to the stockholders of the Acquired Sub 18,290,000 shares (as adjusted for one for 3.5 reverse stock split) of the Company’s common stock in exchange for all the outstanding shares of the Acquired Sub’s common stock comprising 10,282,288 shares of common stock and 6,933,334 shares of Acquired Sub’s preferred stock, of which 3,000,000 were designated Series A Convertible Preferred Stock (convertible into 3,000,000 shares of Acquired Sub’s common stock), 2,333,334 shares were designated Series B Convertible Preferred Stock (convertible into 2,333,334 shares of Acquired Sub’s common stock), and 1,600,000 shares were designated Series C Convertible Preferred Stock (convertible into 1,600,000 shares of Acquired Sub’s common stock).  The Company also assumed options outstanding exercisable for additional 489,451 shares (as adjusted for reverse stock split) of common stock.  At the closing, Liberty Alliance, Inc. also issued 510,000 shares (as adjusted for reverse stock split) of the Company’s common stock to certain consultants for services rendered in connection with the Merger. Immediately following the merger, the Company had 20,000,000 shares of common stock outstanding and options exercisable for an additional 489,451 shares (as adjusted for reverse stock split) of common stock.

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

Equity Share Transactions

In July 2008, the Company issued an aggregate of 190 shares of the Company’s common stock to shareholders who held fractional shares as a result of the 1-3.5 reverse stock split of the Company’s common stock effected in July 2008 pursuant to the terms of the amendment to the Company’s Certificate of Incorporation effecting the reverse stock split which called for fractional shares to be rounded up.

Between August 6, 2008 and November 19, 2008, the Company issued an aggregate of 1,900 shares of the Company’s common stock to odd lot holders in order to bring their holdings up to round lots.  The holders were all holders of the shares of the Company’s common stock prior to the Merger but who otherwise had no relationship with the Company.  The sole consideration for the shares was the execution and delivery of lock-up agreements by these stockholders pursuant to which they agreed to lock up their shares until July 18, 2009.

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

On October 29, 2008, certain employees exercised their stock options to purchase an aggregate of 71,166 shares of common stock for $8,000.

In December 2008, the Company issued 22,200 shares to employees for services rendered at a fair value of $50,000.

In January 2009, certain employees exercised their stock options to purchase an aggregate of 78,809 shares of common stock for $13,000.

On July 22, 2009, pursuant to the terms of the 2008 Stock Plan, the Company authorized to grant to three executive officers an aggregated 64,894 shares of Common Stock at fair value of $184,000 vesting with respect to 100% of the aggregate number of shares granted on December 31, 2009.

On August 3, 2009, the Company entered into and closed a Securities Purchase Agreement with certain accredited investors in a private offering for an aggregate of 342,862 shares of common stock, which resulted in gross proceeds to the Company of $1,200,000.

On August 14, 2009, the Company issued 24,000 shares of common stock to third parties for investor relations services at fair value of $60,000.  Both served the Company in 2009.

On August 28, 2009, an accredited investor exercised the Company’s A Warrants to purchase 44,117 shares of common stock, which resulted in gross proceeds to the Company of $94,852.  On October 23, 2009, the same accredited investor exercised the Company’s B Warrants to purchase 44,117 shares of common stock, which resulted in gross proceeds to the Company of $132,351.

On November 2, 2009, the Company entered into and closed a Securities Purchase Agreement with certain accredited investors in a private offering for an aggregate of 414,060 shares of common stock, which resulted in gross proceeds to the Company of $1,449,210.

During November, 2009, certain accredited investors exercised the Company’s A Warrants to purchase an aggregate of 1,154,757 shares of common stock, which resulted in gross proceeds to the Company of $2,326,711.

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

The statutory reserve funds are restricted for use to set off against prior period losses, expansion of production and operation or for the increase in the registered capital of the Company.  The statutory public welfare fund is restricted for use in capital expenditures for the collective welfare of employees.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances.  These reserves are therefore not available for distribution except in liquidation. During 2009 and 2008, the Company appropriated $63,000 and $368,000 respectively, to the reserves funds based in accordance with the laws and regulations of the PRC.

10.          STOCK OPTIONS

The Company granted qualified stock options under the Company’s 2000 Incentive Stock Option Plan (the “2000 ISOP”) and 2008 Incentive Stock Option Plan (the “2008 ISOP”).  At December 31, 2009, stock options to purchase 1,263,978 shares of common stock at an exercise price ranging from $0.10 to $4.36 per share were outstanding. The exercise prices were determined by the Board at the time of grant.  In each case the exercise price was not less than the fair market value of the common stock as determined by the Board in good faith taking into account such factors as recent issuances of preferred stock with an appropriate discount factored in relative to the common shares.  The exercise prices  for options issued under the 2000 ISOP following the sale of preferred stock by the Company during November and December of 2007 represent a discount to the issuance price of $0.78 for such preferred stock taking into account the added value of the conditions in the preferred stock (for example, it was redeemable with 10% appreciation). The exercise prices for options issued under the 2008 ISOP represent the closing price of the Company’s common stock on the business day preceding the grant date.  The stock options granted become exercisable (“vested”) as to 25% of the original number of shares on the first anniversary of the grant date and as to an additional 6.25% of the original number of shares at the end of each successive three-month period following the first anniversary of the grant date until the fourth anniversary of the grant date. Unless earlier terminated, these stock options granted shall expire ten years after the grant date.  Following the reverse merger, all preferred stock which were convertible on the basis of one share of preferred stock for one share of common stock issued were exchanged for common stock of Liberty Alliance, Inc. retroactively adjusted for all periods presented.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected	Expected	Dividend	Risk Free	Grant Date
Life	Volatility	Yield	Interest Rate	Fair Value
The 2000 ISOP
5 years	175%	0%	2.5%	$0.09 - $0.19
The 2008 ISOP
1-5 years	83%-121%	0%	2.5%	$0.47-$2.79

Expected Volatility: Expected volatility is computed based on the standard deviation of the continuously compounded rate of return of days when the stock price changed over the historical period of the expected life of the options.

Dividend Yield: The expected dividend yield is zero.  The Company has not paid a dividend and does not anticipate paying dividends in the foreseeable future.

Risk Free Rate: Risk-free interest rate of 2.5% was used.  The risk-free interest rate was based on U.S. Treasury interest rates at the time of the grant whose term is consistent with expected life of the stock options.

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

During 2009 and 2008, the Company granted 973,972 shares and 252,524 shares of stock options respectively with a total fair value of approximately $2,038,000 and $299,000, respectively. The Company recognized $252,000 and $50,000 in stock compensation expense for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, unamortized compensation cost related to stock options was $1,154,000.

On July 22, 2009, pursuant to the terms of the Company’s 2008 Amended and Restated Stock Plan, the Company authorized to grant to five independent directors non-qualified stock options to purchase an aggregate of 449,048 shares of Common Stock with average exercise price of $2.40 and 5 years vesting period.

The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted- Average Exercise Price

Balance at December 31, 2007	505,802	$0.13
Granted	450,000	1.02
Forfeited	(257,747)	-
Exercised	(71,166)	0.11
Balance at December 31, 2008	626,889	$0.49
Granted	973,972	2.85
Forfeited	(258,074)	-
Exercised	(78,809)	0.15
Balance at December 31, 2009	1,263,978	$2.01
Options exercisable on December 31, 2009	209,495	$0.42
Weighted average fair value of opinions granted during 2009		$2.09

Of the total options granted, 209,495 are fully vested, exercisable and non-forfeitable.

The following is a summary of the status of options outstanding at December 31, 2009 and 2008:

2009 Outstanding Options				Exercisable Options
Range of	Number	Weighted	Weighted	Number	Weighted
Exercise Price	Outstanding at	Average	Average		Average
	December 31, 2009	Remaining	Exercise		Exercise
		Contractual	Price		Price
		Life
$0.09 - $1.02	504,106	8.1 years	$0.60	209,495	$0.42
$2.35 - $2.50	497,572	4.5 years	$2.40	-	$2.40
$3.77 - $4.36	262,300	9.8 years	$3.96	-	$3.96
Total	1,263,978			209,495	$0.42

2008 Outstanding Options				Exercisable Options
Range of	Number	Weighted	Weighted	Number	Weighted
Exercise Price	Outstanding at	Average	Average		Average
	December 31, 2008	Remaining	Exercise		Exercise
		Contractual	Price		Price
		Life
$0.09 - $1.02	657,651	9.0 years	$0.50	145,401	$0.14
$2.48	2,524	10.0 years	$2.48	-	$2.48
Total	660,175			145,401	$0.14

11.           RELATED PARTY TRANSACTIONS

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

The Company distributed electronic components to and resold electronic products purchased from a company owned jointly by the Chairman and the President of the Company.  In addition, the related company provided certain warehousing and logistics services to the Company during the development of its Hong Kong operation.  During the year of 2009 and 2008, the Company sold goods totaling approximately $Nil and $1.5 million to the related company and purchased goods totaling approximately $Nil and $3,000,000 from the related company.  The Company paid no service fees to the related company in 2008.  During 2008, the Company received rental income of $154,000 for the lease of warehouse space to the related company. At December 31, 2008, there was no amount outstanding between the Company and the related company.  There was no related company transaction during the year of 2009.

A PRC property owned by a director and his spouse is pledged to a bank to secure banking facilities for the Company.

A director and his spouse have provided guarantees to a bank for banking facilities in the amount of $4,400,000 extended to the Company.

A director, his spouse and an executive officer have provided guarantees to a bank for banking facilities in the amount of $6,400,000 extended to the Company.

12.           INCOME TAXES

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

The Company and its wholly owned subsidiary, SinoHub International, Inc. are incorporated in the United States and have incurred operating losses since inception.  The Company has operating loss carry forwards (NOLs) for income taxes purposes of approximately $1.2 million at December 31, 2009 which may be available to reduce future years’ taxable income.  These NOLs will expire, if not utilized, commencing in 2029.  Management believes the realization of tax benefits from these NOLs is uncertain due to the Company’s current operating history and continuing losses in the US for tax purposes.  Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax benefit has been recorded.

The Company’s subsidiaries in Hong Kong are subject to Hong Kong profits tax at a statutory rate of 17.5%.  No provision for Hong Kong profits tax was required as these entities incurred losses during 2009 and 2008.  There are no tax loss carry forward provisions in Hong Kong.

The Company’s subsidiaries in China were subject to China income tax at a statutory rate of 25% in 2009 and 2008.  However, these subsidiaries are located in special economic regions and/or qualify as “new or high-technology enterprises” that are allowed special tax reductions until 2012. The Company’s subsidiaries in China was subject to special tax rate was 20% and 18% in 2009 and 2008 respectively.

Income tax expense for 2009 and 2008 is summarized as follows:

	2009	2008

Current	$3,725,000	$2,151,000
Deferred	-	-
	$3,725,000	$2,151,000

The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2009 and 2008 is as follows:

	2009		2008

Income before income taxes	$16,089,000	100%	$10,634,000	100%

China income taxes at statutory rate	$4,022,000	25%	$2,658,500	25%
China qualified income tax exemptions	(297,000)	-2%	(507,500)	-5%
Income tax expense	$3,725,000	23%	$2,151,000	20%

13.           CONCENTRATIONS AND RISKS

During 2009 and 2008, 90% and 99% of the Company’s assets were located in China, respectively.

During 2009 and 2008, 11% and 13% of revenues were derived from oversea sales, respectively.

Major customers and sales to those customers as a percentage of total sales were as follows:

	Customer A	Customer B	Customer C
For the year ended
December 31, 2009	11%	7%	6%
December 31, 2008	12%	10%	7%

As of December 31, 2009 and 2008, accounts receivable from those customers were $5.0 million and $5.5 million respectively.

Major suppliers and purchases from those suppliers as a percentage of total purchases were as follows:

	Vendor A	Vendor B	Vendor C
For the year ended
December 31, 2009	6%	5%	3%
December 31, 2008	6%	5%	3%

As of December 31, 2009 and 2008, accounts payable to those suppliers were $0.2 million and Nil, respectively.

14.           SUBSEQUENT EVENTS

On January 18, 2010, the board of directors (the "Board of Directors") of SinoHub, Inc. (the "Company") established a compensation committee of the Board of Directors (the "Compensation Committee") consisting of independent directors Charles T. Kimball, chairman, Richard L. King and Will Wang Graylin as its members, and delegated to the Compensation Committee all power and authority of the Board of Directors to oversee and administer the Company's compensation plans and executive compensation matters.

In March 2010, the Company entered into and closed a Securities Purchase Agreement with certain accredited investors in a private offering for shares of common stock and warrants to purchase common stock.  The Company issued 1,633,334 shares of common stock (the “Shares”) and five and one-half-year warrants to purchase 816,670 shares of common stock (the “Warrant Shares”) at an exercise price of $3.25 per share, in return for gross proceeds of approximately $4.9 million in cash.  The warrants provided that in the event that the Shares and the Warrant Shares are not timely registered as required thereby (with certain limited exceptions), the number of shares issuable upon exercise of the warrants, at the exercise price of $3.25 per share, would be subject to upward adjustment by twenty percent, but this provision was effectively terminated upon the effectiveness of the registration statement described in the following paragraph.  During the first quarter of 2010, net offering proceeds of approximately $4.4 million were recorded as an addition to stockholders’ equity, after deducting offering and related closing costs of the transaction.

In March 2010, the Company filed a registration statement on Form S-3 to register for resale the Shares  and the Warrant Shares.  The registration statement was declared effective by the Securities and Exchange Commission on March 18, 2010.