Form 10-Q
period 2010-03-31
SINOHUB, INC.
filed 2010-05-17
CIK 1406574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐            No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $0.001 par value per share	28,518,381 shares

SINOHUB, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “SinoHub” or "Company" refer to the consolidated operations of SinoHub, Inc., a Delaware corporation, and its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$10,305,000	$8,347,000
Restricted cash	11,579,000	7,595,000
Accounts receivable, net of allowance	31,244,000	28,828,000
Inventories, net	9,655,000	11,647,000
Prepaid expenses and other current assets	1,030,000	650,000
Deposit with suppliers	1,120,000	-
Total current assets	64,933,000	57,067,000

PROPERTY AND EQUIPMENT, NET	4,235,000	2,271,000

TOTAL ASSETS	$69,168,000	$59,338,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,722,000	$1,209,000
Customer deposits	364,000	1,348,000
Accrued expenses and other current liabilities	401,000	731,000
Bank borrowings	15,468,000	11,793,000
Income and other taxes payable	1,420,000	2,605,000
Total current liabilities	19,375,000	17,686,000

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized;	-	-
no shares issued
Common stock, $0.001 par value, 100,000,000 shares authorized;
28,393,016 shares and 26,669,605 shares issued and outstanding
as of March 31, 2010 and December 31, 2009, respectively	28,000	27,000
Additional paid-in capital	22,024,000	17,239,000
Deferred stock compensation	(167,000)	-
Retained earnings
Unappropriated	26,219,000	22,725,000
Appropriated	788,000	787,000
Accumulated other comprehensive income	901,000	874,000
Total stockholders’ equity	49,793,000	41,652,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,168,000	$59,338,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
	2010	2009
NET SALES
Supply chain management services	$1,551,000	$1,778,000
Electronic components	30,667,000	16,314,000
VCM business	6,386,000	-
Total net sales	38,604,000	18,092,000
COST OF SALES
Supply chain management services	59,000	82,000
Electronic components	26,379,000	14,175,000
VCM business	5,071,000	-
Total cost of sales	31,509,000	14,257,000

GROSS PROFIT	7,095,000	3,835,000

OPERATING EXPENSES
Selling, general and administrative	1,895,000	921,000
Professional services	245,000	229,000
Depreciation	223,000	104,000
Stock compensation expense	149,000	13,000
Allowance for doubtful accounts	33,000	2,000
Total operating expenses	2,545,000	1,269,000

INCOME FROM OPERATIONS	4,550,000	2,566,000

OTHER INCOME (EXPENSE)
Interest expense	(30,000)	(25,000)
Interest income	6,000	7,000
Other, net	6,000	4,000
Total other expense, net	(18,000)	(14,000)

INCOME BEFORE INCOME TAXES	4,532,000	2,552,000
Income tax expense	1,037,000	562,000

NET INCOME	3,495,000	1,990,000

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	27,000	30,000

COMPREHENSIVE INCOME	$3,522,000	$2,020,000

SHARE AND PER SHARE DATA
Net income per share-basic	$0.13	$0.08
Weighted average number of shares-basic	27,283,000	24,581,000
Net income per share-diluted	$0.12	$0.08
Weighted average number of shares-diluted	27,979,000	25,156,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,495,000	$1,990,000
Adjustments to reconcile net income to cash used in operations:
Depreciation	223,000	104,000
Stock compensation expense	149,000	13,000
Allowance for doubtful accounts	33,000	2,000
Changes in operating assets and liabilities:
Accounts receivable	(2,445,000)	(7,310,000)
Inventories	1,993,000	(1,138,000)
Prepaid expenses and other current assets	(379,000)	(253,000)
Deposit with suppliers	(1,120,000)	-
Accounts payable	513,000	3,940,000
Customer deposits	(985,000)	-
Accrued expenses and other current liabilities	(330,000)	76,000
Income and other taxes payable	(1,185,000)	(1,805,000)
Net cash used in operating activities	(38,000)	(4,381,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase of restricted cash	(3,984,000)	(259,000)
Purchase of property and equipment	(2,186,000)	(29,000)
Net cash used in investing activities	(6,170,000)	(288,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of cost	4,470,000	-
Proceeds from exercise of warrants issued for services, net of costs	-	13,000
Bank borrowing proceeds	7,003,000	5,760,000
Bank borrowing repayments	(3,328,000)	(2,123,000)
Net cash provided by financing activities	8,145,000	3,650,000

EFFECT OF EXCHANGE RATE CHANGES	21,000	25,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,958,000	(994,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,347,000	5,860,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,305,000	$4,866,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$30,000	$25,000
Cash paid for income tax	$2,350,000	$2,187,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
AS OF MARCH 31, 2010

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Overview

SinoHub, Inc. (the “Company”) provides products and services to suppliers and purchasers of electronic components in connection with the manufacture and assembly of electronic products in the People’s Republic of China (the “PRC” or “China”) and we are engaged in the production and sale of electronic products (currently mobile phones) overseas.  In the first quarter of 2010, approximately 79% of the Company’s revenues were derived from the sale of electronic components and assemblies to contract manufacturers and design houses which are engaged in the manufacture of mobile phones, network equipment and other electronic products in the PRC.  These sales occur either as procurement-fulfillment projects or as one-off electronic component sales.  The Company began offering mobile phones for sale outside of China through its newly formed virtual contract manufacturing (“VCM”) division in late 2009, but did not have material revenue from this source in 2009.  Approximately 17% of our revenue in the first quarter of 2010 was derived from selling mobile phones overseas through our VCM division.

In connection with the supply of such components and products, the Company also provides supply chain management services from which we derived approximately 4% of our revenues in the first quarter of 2010.

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

These consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the years ended December 31, 2009 and 2008.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Concentrations and Risks

Substantially all of Company's assets are located in the PRC and Hong Kong and a large majority of the Company's revenues were derived from customers located in the PRC.  In addition, financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable.  The Company mitigates credit risk through procedures that include determination of credit limits, credit approvals, and related monitoring procedures to ensure delinquent receivables are collected.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and impairment.  Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is provided on a straight-line basis, less estimated residual values over the assets’ estimated useful lives.  The estimated useful lives are as follows:

Plant and machinery	5 Years
Motor vehicles	5 Years
Furniture, fixtures and equipment	2 to 5 Years
Leasehold improvements	Over the unexpired lease terms

Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstances or events indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the Company considers various factors, including future cash flows, to determine whether the carrying amount exceeds fair value, and in that case, the asset is written down to fair value.  The Company believes that no impairment of property and equipment exists at March 31, 2010.

Financial Instruments

The Company analyzes all financial instruments that may have features of both liabilities and equity under ASC Topic 480-10 and ASC Topic 815.  At present, there are no such instruments in the financial statements.  The Company also analyzes registration rights agreements associated with any equity instruments issued to determine if penalties triggered for late filing should be accrued under ASC Topic 825.  At present, there are no registration rights as to which late filing penalties may apply.

Fair Value of Financial Instruments

ASC Topic 825 requires certain disclosures regarding the fair value of financial instruments.  Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

ASC Topic 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC Topic 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC Topic 820 establishes three levels of inputs that may be used to measure fair value:

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, bank borrowings, and other liabilities approximate their fair values because of the short-term nature of these instruments.  Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Stock-Based Compensation

The Company adopted ASC Topic 718.   This Statement requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which services are received.  Stock compensation for stock granted to non-employees has been determined in accordance with ASC Topic 718 and ASC Topic 505-50, as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Revenue Recognition

The Company reports revenue from supply chain management, or SCM, services and electronic components sales, and VCM businesses.  Revenues for supply chain management services are earned from both the SCM and procurement-fulfillment programs and are primarily based on a percentage of inventory value handled for a customer.  The Company recognizes revenue from SCM services when the services are provided.  Revenues from electronic components sales and VCM businesses are based on quoted prices and are recognized at the time of shipment to customers.  Revenues are recognized on the gross amount billed to customers.  Sales are recorded net of discounts and allowances.  In all cases, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services rendered, the sales price is determinable, and collectability is reasonably assured.

Income Taxes

The Company accounts for income taxes under ASC Topic 740. Under ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income taxes in the period that included the enactment date.

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

The Company uses USD as its reporting currency.  The Company accounts for foreign currency translation pursuant to ASC Topic 830.  The functional currencies of the Company’s subsidiaries are HKD and RMB.  Under ASC Topic 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the balance sheet date.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period.  Translation adjustments are included in other comprehensive income (loss) for the period.

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

Earnings Per Share

Earnings per share in accordance with the provisions of ASC Topic 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

Segments

The Company operates in one business segment.

Recent Accounting Pronouncements

In April 2010, FASB issued ASU 2010-13 Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this Update should be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied. Management is currently evaluating the potential impact of ASU 2010-13 on our financial statements.

In March 2010, FASB issued ASU 2010-11 Scope Exception Related to Embedded Credit Derivatives (“ASU 2010-11”). ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption—one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Management is currently evaluating the potential impact of ASU 2010-11 on our financial statements.

2.           BANK BORROWINGS AND FINANCING ARRANGEMENTS

The Company has secured financing facilities (RMB based) with certain PRC banks to support its business operations. The bank facilities include:

•
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

•
Letter of credit facility with another bank in the amount of $4,400,000 to support its component sales business. Restricted cash balances are required as security for draws against the facility and the bank requires guarantors from a subsidiary and a director and lien on a PRC property owned by a director and his spouse.  The facility renews each year and is available through September 2010.

•
Letter of credit facility with another bank in the amount of $6,400,000 to support its component sales business.  Restricted cash balances are required as security for draws against the facility and the bank requires guarantors from two subsidiaries, a director and his spouse, and an executive officer.  The facility renews each year and is available through May 2010.

Borrowings against these facilities at March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009
Note payable to a bank, annual interest rate 3.12%, due January 2010	$-	$1,792,000
Note payable to a bank, annual interest rate 3.12%, due February 2010	-	804,000
Note payable to a bank, annual interest rate 5.35%, due March 2010	-	731,000
Note payable to a bank, annual interest rate 1.22%, due April 2010	-	299,000
Note payable to a bank, annual interest rate 5.84%, due May 2010	-	1,463,000
Note payable to a bank, annual interest rate 1.22%, due May 2010	-	457,000
Note payable to a bank, annual interest rate 1.22%, due May 2010	-	445,000
Note payable to a bank, annual interest rate 1.18%, due May 2010	-	644,000
Note payable to a bank, annual interest rate 1.22%, due May 2010	-	1,380,000
Note payable to a bank, annual interest rate 1.22%, due May 2010	-	230,000
Note payable to a bank, annual interest rate 1.18%, due May 2010	-	1,332,000
Note payable to a bank, annual interest rate 1.18%, due May 2010	-	995,000
Note payable to a bank, annual interest rate 1.39%, due June 2010	-	503,000
Note payable to a bank, annual interest rate 1.38%, due June 2010	-	224,000
Note payable to a bank, annual interest rate 1.44%, due June 2010	-	494,000
Note payable to a bank, annual interest rate 3.00%, due April 2010	1,791,000	-
Note payable to a bank, annual interest rate 1.22%, due April 2010	299,000	-
Note payable to a bank, annual interest rate 5.84%, due May 2010	1,463,000	-
Note payable to a bank, annual interest rate 1.22%, due May 2010	457,000	-
Note payable to a bank, annual interest rate 1.18%, due May 2010	644,000	-
Note payable to a bank, annual interest rate 1.22%, due May 2010	445,000	-
Note payable to a bank, annual interest rate 1.22%, due May 2010	1,381,000	-
Note payable to a bank, annual interest rate 1.18%, due May 2010	1,333,000	-
Note payable to a bank, annual interest rate 1.22%, due May 2010	230,000	-
Note payable to a bank, annual interest rate 1.18%, due May 2010	995,000	-
Note payable to a bank, annual interest rate 3.00%, due May 2010	1,156,000	-
Note payable to a bank, annual interest rate 1.39%, due June 2010	503,000	-
Note payable to a bank, annual interest rate 1.38%, due June 2010	224,000	-
Note payable to a bank, annual interest rate 1.44%, due June 2010	494,000	-
Note payable to a bank, annual interest rate 1.45%, due July 2010	341,000	-
Note payable to a bank, annual interest rate 1.60%, due September 2010	1,455,000	-
Note payable to a bank, annual interest rate 6.42%, due September 2010	731,000	-
Note payable to a bank, annual interest rate 1.69%, due September 2010	1,526,000	-
	$15,468,000	$11,793,000
Less : current portion	15,468,000	11,793,000
Long -term portion	$-	$-

Interest expense for the three months ended March 31, 2010 and 2009 was $30,000 and $25,000, respectively.

3.           COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases warehouse and office spaces from third parties under operating leases which expire at various dates from September 2010 through August 2014.  Rent expense for three months ended March 31, 2010 and 2009 was $211,000 and $112,000 respectively.  At March 31, 2010, the Company has outstanding commitments with respect to operating leases, which are due as follows:

Fiscal year ending December 31,

2010	$561,000
2011	$643,000
2012	$553,000
2013	$166,000
2014	$20,000
$1,943,000

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450.  As of March 31, 2010, there was no loss contingency.

4.           EARNINGS PER SHARE

The elements for calculation of earnings per share for the three months ended March 31, 2010 and 2009 were as follows:

	Three months ended March, 31
	2010	2009

Net income for basic and diluted earnings per share	$3,495,000	$1,990,000

Weighted average shares used in basic computation	27,283,000	24,581,000
Effect of dilutive stock options and warrants	696,000	575,000
Weighted average shares used in diluted computation	27,979,000	25,156,000

Earnings per share:
Basic	$0.13	$0.08
Diluted	$0.12	$0.08

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

Equity Share Transactions

On January 19, 2010, pursuant to the terms of the 2008 Stock Plan, the Company authorized the grant to three executive officers of an aggregate of 58,625 shares of Common Stock vesting with respect to 100% of the aggregate number of shares granted on December 31, 2010.

In March 2010, certain employees exercised their stock options to purchase an aggregate of 31,452 shares of common stock.

In March 2010, the Company entered into and closed a Securities Purchase Agreement with certain accredited investors in a private offering for shares of common stock and warrants to purchase common stock.  The Company issued 1,633,334 shares of common stock (the “Shares”) and five and one-half-year warrants to purchase 816,670 shares of common stock (the “Warrant Shares”) at an exercise price of $3.25 per share, in return for gross proceeds of approximately $4.9 million in cash.  During the first quarter of 2010, net offering proceeds of approximately $4.5 million were recorded as an addition to stockholders’ equity, after deducting offering and related closing costs of the transaction.

Warrants

Following is a summary of the status of warrants outstanding and exercisable at March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
Exercise Price	Number of	Average	Average	Number of	Average
	Shares	Remaining	Exercise Price	Shares	Remaining
		Contractual Life			Contractual Life
$3.00	1,211,740	3.5 years	$3.00	1,211,740	3.75 years
$3.25	816,670	4.9 years
Total	2,028,410		Total	1,211,740

6.          STOCK OPTIONS

The Company has granted qualified stock options under the Company’s 2000 Incentive Stock Option Plan (the “2000 ISOP”) and 2008 Incentive Stock Option Plan (the “2008 ISOP”).  At March 31, 2010, stock options to purchase 1,119,100 shares of common stock at an exercise price ranging from $0.10 to $4.36 per share were outstanding.  Prior to becoming publically traded, the exercise prices were determined by the Board at the time of grant.  In each such case the exercise price was not less than the fair market value of the common stock as determined by the Board in good faith taking into account such factors as recent issuances of preferred stock with an appropriate discount factored in relative to the common shares.  The exercise prices for options issued under the 2000 ISOP following the sale of preferred stock by the Company during November and December of 2007 represent a discount to the issuance price of $0.78 for such preferred stock taking into account the added value of the conditions in the preferred stock (for example, it was redeemable with 10% appreciation).  The exercise prices for options issued under the 2008 ISOP represent the closing price of the Company’s common stock on the business day preceding the grant date.  The stock options granted become exercisable (“vested”) as to 25% of the original number of shares on the first anniversary of the grant date and as to an additional 6.25% of the original number of shares at the end of each successive three-month period following the first anniversary of the grant date until the fourth anniversary of the grant date.  Unless earlier terminated, these stock options granted shall expire ten years after the grant date.  Following the reverse merger, all shares of preferred stock which were convertible on the basis of one share of preferred stock for one share of common stock issued were exchanged for common stock of Liberty Alliance, Inc. retroactively adjusted for all periods presented.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected	Expected	Dividend	Risk Free	Grant Date
Life	Volatility	Yield	Interest Rate	Fair Value

The 2000 ISOP
5 years	175%	0%	2.50%	$0.09 - $0.19

The 2008 ISOP
1-5 years	83% - 121%	0%	2.50%	$0.47 - $2.79

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

Expected Life:  Because the Company has no historical share option exercise experience to estimate future exercise patterns, the expected life was determined using the simplified method as these awards meet the definition of "plain-vanilla" options under the rules prescribed by ASC Topic 718.

Stock compensation expense was recognized based on awards expected to vest.  There was no estimated forfeiture as the Company has a short history of issuing options. ASC Topic 718 requires forfeiture to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The Company did not grant stock options in the three months ended March 31, 2010.

The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted- Average Exercise Price

Balance at December 31, 2008	626,889	$0.49
Granted	973,972	$2.85
Forfeited	(258,074)	-
Exercised	(78,809)	$0.15
Balance at December 31, 2009	1,263,978	$2.01
Granted	-	-
Forfeited	(113,426)	-
Exercised	(31,452)	-
Balance at March 31, 2010	1,119,100	$2.08
Options exercisable on March 31, 2010	300,587	$1.03
Weighted average fair value of options granted during Q1 2010		-

Of the total options granted, 300,587 are fully vested exercisable and non-forfeitable at March 31, 2010.

The following is a summary of the status of options outstanding at March 31, 2010 and December 31, 2009:

Outstanding Options at March 31, 2010				Exercisable Options
Range of	Number	Weighted	Weighted	Number	Weighted
Exercise Price		Average	Average		Average
		Remaining	Exercise		Exercise
		Contractual	Price		Price
		Life
$0.09 - $1.02	384,578	7.8 years	$0.47	201,210	$0.35
$2.35 - $2.50	487,822	4.1 years	$2.40	99,377	$2.40
$3.77 - $4.36	246,700	9.5 years	$3.96	-	$3.96
Total	1,119,100			300,587	$1.03

Outstanding Options at December 31, 2009				Exercisable Options
Range of	Number	Weighted	Weighted	Number	Weighted
Exercise Price		Average	Average		Average
		Remaining	Exercise		Exercise
		Contractual	Price		Price
		Life
$0.09 - $1.02	504,106	8.1 years	$0.60	209,495	$0.42
$2.35 - $2.50	497,572	4.5 years	$2.40	-	$2.40
$3.77 - $4.36	262,300	9.8 years	$3.96	-	$3.96
Total	1,263,978			209,495	$0.42

7.           RELATED PARTY TRANSACTIONS

There were no related party transactions in the first quarter of 2009 or the first quarter of 2010.

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

The Company and its wholly owned subsidiary, SinoHub International, Inc. are incorporated in the United States and have incurred operating losses since inception.  The Company has operating loss carry forwards (NOLs) for income taxes purposes of approximately $1.2 million at March 31, 2010 which may be available to reduce future years’ taxable income.  These NOLs will expire, if not utilized, commencing in 2029.  Management believes the realization of tax benefits from these NOLs is uncertain due to the Company’s current operating history and continuing losses in the US for tax purposes.  Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax benefit has been recorded.

The Company’s subsidiaries in Hong Kong are subject to Hong Kong profits tax at a statutory rate of 16.5%.  No provision for Hong Kong profits tax was required as these entities incurred losses during the three months ended March 31, 2010 and 2009.  There are no tax loss carry forward provisions in Hong Kong.

The Company’s subsidiaries in China were subject to China income tax at a statutory rate of 25% in 2010 and 2009.  However, these subsidiaries are located in special economic regions and/or qualify as “new or high-technology enterprises” that are allowed special tax reductions until 2012.  The Company’s subsidiaries in China were subject to a special tax rate of 22% in 2010 and 20% in 2009.

Income tax expense for the three months ended March 31, 2010 and 2009 is summarized as follows:

	2010	2009

Current	$1,037,000	$562,000
Deferred	-	-
	$1,037,000	$562,000

9.           CONCENTRATIONS AND RISKS

More than 90% of the Company’s assets are located in China.

During the three months ended March 31, 2010 and 2009, 15% and 13% of revenues were derived from oversea sales, respectively.

Major customers and sales to those customers as a percentage of total sales were as follows:

	Customer A	Customer B	Customer C
For three months ended
March 31, 2010	9%	5%	5%
March 31, 2009	10%	7%

As of March 31, 2010 and 2009, accounts receivable from those customers were $5.8 million and $4.4 million respectively.

Major suppliers and purchases from those suppliers as a percentage of total purchases were as follows:

	Vendor A	Vendor B	Vendor C
For three months ended
March 31, 2010	5%	4%	2%
March 31, 2009	5%	3%

As of March 31, 2010 and 2009, accounts payable to those vendors were $180,000 and $25,000, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s  Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 31, 2010.  This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report on Form 10-Q.   All amounts are expressed in United States dollars.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED
MARCH 31, 2010 COMPARED TO MARCH 31, 2009

Overall Results

The Company reported net income for the three months ended March 31, 2010 of $3.5 million compared to $2.0 million in the year-earlier period, an increase of 75%.  Net margins declined because we had a substantially lower percentage, 4%, of high margin (i.e., approximately 95% gross margin) net sales from the SCM business in Q1 2010 versus 9.8% in Q1 2009, in each case as a percentage of our total net sales.  Net margins from our ECP business were 14% in Q1 2010, up slightly from 13.1% in Q1 2009.  Our new VCM business experienced a healthy 20.6% gross margin in its debut in Q1 2010.

Net Sales

Net sales for three months ended March 31, 2010 were $38.6 million, up 113% from $18.1 million in the year-earlier period.  Revenues increased dramatically in Q1 2010 due to larger than expected revenue from the VCM business and strong growth in ECP revenues.  The Company reports net sales on the basis of three business categories, supply chain management services, electronic component sales, and VCM business.

In three months ended March 31, 2010, net sales of supply chain management services decreased to $1.6 million from $1.8 million in the year-earlier period.  In three months ended March 31, 2010, net sales of electronic components increased 88% to $30.7 million from $16.3 in the year-earlier period.  In three months ended March 31, 2010, net sales in the VCM business were $6.4 million.  In the year-earlier period, we did not conduct VCM business.

Gross Profit

The Company recorded gross profit of $7.1 million in the three months ended March 31, 2010, compared with $3.8 million in the year-earlier period, an increase of 87%.  The gross margin in the three months ended March 31, 2010 decreased to 18.4% from 21.0% in the year-earlier period.  The reason for the decline in overall gross margin was the substantially lower percentage, 4%, of high margin net sales from the SCM business in Q1 2010 versus 9.8% in Q1 2009, in each case as a percentage of our total net sales.  Net margins from our ECP business were 14% in Q1 2010, up slightly from 13.1% in Q1 2009.  Our new VCM business experienced a healthy 20.6% gross margin in its debut in Q1 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.9 million in the three months ended March 31, 2010, compared with $0.9 million in the year-earlier period based on increased business volume.  These expenses were 4.9% of revenues in the three months ended March 31, 2010 compared to 5.0% in the year-earlier period.

Income from Operations

The Company recorded income from operations of $4.6 million in the three months ended March 31, 2010, compared with $2.6 million in the year-earlier period, an increase of 77%.

Income Taxes

The Company recorded income tax expense of $1.0 million in the three months ended March 31, 2010, compared with $0.6 million in the year-earlier period.  The Company’s subsidiaries in China were subject to China income tax at a special rate of 22% in 2010 and 20% in 2009.  Income tax estimates in interim periods have varied as the Company has adjusted provisions and accruals in light of actual tax filings.

Foreign Currency Translation Gain and Comprehensive Net Income

The Company recorded foreign currency translation gains of $27,000 in the three months ended March 31, 2010, as compared with $30,000 in the year-earlier period.  Comprehensive net income (net income plus foreign currency translation gains) was $3.5 million in the three months ended March 31, 2010, compared with $2.0 million in the year-earlier period.

CONSOLIDATED FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

The Company’s strategic plans include continued expansion and support of our SCM Platform (consisting of SinoHub SCM, key service centers in Hong Kong, Shenzhen, and Shanghai, and a supply chain management service team providing real time support), growth in our electronic component sales business, including procurement-fulfillment programs, growth of our VCM business, investment in inventory for both procurement-fulfillment and VCM orders, and investment in the manufacturing facility for our VCM business.  As a result of the working capital investments necessary to support these plans, the Company will continue to require cash and financing resources to meet and exceed its objectives. The Company’s cost of capital decreased with the private financings we closed in August and October of 2009 since these transactions were done on a direct basis.  However, our cost of capital increased markedly with the financing of $4.9 million of gross proceeds we closed in March 2010.  Our cost of capital with China Construction Bank, Industrial Bank, and Hangzhou Bank was approximately 2.4% at March 31, 2010.  Most of the working capital the Company intends to raise in the near to medium term is expected to come from Chinese banks, which, to date, have not been affected by the global credit crisis nearly as much as the US and European banks although the credit available through banks in China could be affected by Chinese monetary policies.  We may also seek to raise additional capital in public or private equity offerings.

We believe SinoHub’s new virtual contract manufacturing business can grow rapidly with the addition of a moderately sized manufacturing facility and with additional inventory.  Additional working capital would enable us to purchase more electronic components from our suppliers, which should lower our costs, and thus enhance our profitability.  We believe increased volume would also likely enable the Company to receive payment terms from suppliers (we are currently mainly buying from suppliers on a C.O.D. basis) which would lessen our need for additional financing from third parties.  Accordingly, if SinoHub is unsuccessful in raising additional working capital, the Company’s growth may be adversely affected.

We intend to raise additional funds in 2010 through the sale of debt, long-term debt financings, and operating cash flows.  Due to the risk factors referred to elsewhere in this report and described in detail in our Annual Report on Form 10-K for the year ended December 31, 2009, there can be no assurance that we will be successful in raising the additional funds necessary to carry out management’s plans for the future on acceptable terms or at all.  Our ability to obtain additional capital will also depend on market conditions, national and global economies and other factors beyond our control.  We cannot be sure that we will be able to implement or capitalize on various financing alternatives.  The terms of any debt funding that we may obtain in the future may be unfavorable to us and to our stockholders.

At March 31, 2010 and December 31, 2009, the Company had cash and cash equivalents of $10.3 million and $8.3 million, respectively.  During the three months ended March 31, 2010, the net amount of cash used in the Company’s operating activities was $38,000, the net amount of cash used in investing activities was $6.2 million, and the net amount of cash provided by financing activities was $8.1 million.

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

Cash Flows from Operating Activities

The net amount of cash used in the Company’s operating activities during three months ended March 31, 2010 was $38,000, which primarily included earnings from operations that were offset by increase in accounts receivable.  For three months ended March 31, 2009, the net amount of cash used in the Company’s operating activities was $4.4 million, which primarily included earnings from operations and increase in accounts payable that were more than offset by increase in accounts receivable and inventories to support the Company’s business growth.

Cash Flows from Investing Activities

The net amount of cash used in investing activities during three months ended March 31, 2010 was $6.2 million which was the result of restricted cash buildup and investments in property and equipment.  For three months ended March 31, 2009, the net amount of cash used in investing activities was $288,000 primarily the result of restricted cash buildup.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during three months ended March 31, 2010 was $8.1 million which was the result of a private placement stock offering and the bank borrowings.  For three months ended March 31, 2009, the net amount of cash generated by financing activities was $3.7 million primarily the result of the bank borrowings.

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

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 4.  Reserved

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

SINOHUB, INC.

Date: May 17, 2010	By:	/s/ Henry T. Cochran
Henry T. Cochran
Chief Executive Officer

Date: May 17, 2010	By:	/s/ Li De Hai
Li De Hai
Chief Financial Officer (Principal Financial and Accounting Officer)