Form 10-Q
period 2010-06-30
SINOHUB, INC.
filed 2010-08-12
CIK 1406574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes  ☐           No  ☐ (the Registrant is not yet required to submit Interactive Data)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐            No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2010
Common Stock, $0.001 par value per share	28,557,632 shares

SINOHUB, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “SinoHub” or "Company" refer to the consolidated operations of SinoHub, Inc., a Delaware corporation, and its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$9,463,000	$8,347,000
Restricted cash	12,446,000	7,595,000
Accounts receivable, net of allowance	40,901,000	28,828,000
Inventories, net	8,234,000	11,647,000
Prepaid expenses and other current assets	757,000	650,000
Deposit with suppliers	1,949,000	-
Total current assets	73,750,000	57,067,000

PROPERTY AND EQUIPMENT, NET	4,467,000	2,271,000

TOTAL ASSETS	$78,217,000	$59,338,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,437,000	$1,209,000
Customer deposits	1,297,000	1,348,000
Accrued expenses and other current liabilities	617,000	731,000
Bank borrowings	18,120,000	11,793,000
Income and other taxes payable	2,742,000	2,605,000
Total current liabilities	25,213,000	17,686,000

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized;	-	-
no shares issued
Common stock, $0.001 par value, 100,000,000 shares authorized;	29,000	27,000
28,557,632 shares and 26,669,605 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively
Additional paid-in capital	22,210,000	17,239,000
Deferred stock compensation	(111,000)	-
Retained earnings
Unappropriated	29,106,000	22,725,000
Appropriated	788,000	787,000
Accumulated other comprehensive income	982,000	874,000
Total stockholders’ equity	53,004,000	41,652,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,217,000	$59,338,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
NET SALES
Supply chain management services	$1,797,000	$2,255,000	$3,349,000	$4,033,000
Electronic components	28,769,000	29,105,000	59,436,000	45,419,000
VCM business	13,314,000	-	19,699,000	-
Total net sales	43,880,000	31,360,000	82,484,000	49,452,000
COST OF SALES
Supply chain management services	28,000	128,000	87,000	210,000
Electronic components	25,257,000	25,531,000	51,637,000	39,706,000
VCM business	11,018,000	-	16,088,000	-
Total cost of sales	36,303,000	25,659,000	67,812,000	39,916,000

GROSS PROFIT	7,577,000	5,701,000	14,672,000	9,536,000

OPERATING EXPENSES
Selling, general and administrative	2,243,000	1,105,000	4,138,000	2,026,000
Professional services	256,000	132,000	501,000	361,000
Depreciation	349,000	133,000	571,000	237,000
Stock compensation expense	220,000	14,000	369,000	26,000
Allowance for doubtful accounts	158,000	184,000	191,000	186,000
Total operating expenses	3,226,000	1,568,000	5,770,000	2,836,000

INCOME FROM OPERATIONS	4,351,000	4,133,000	8,902,000	6,700,000

OTHER INCOME (EXPENSE)
Interest expense	(212,000)	(38,000)	(243,000)	(63,000)
Interest income	98,000	4,000	105,000	11,000
Other, net	2,000	2,000	7,000	5,000
Total other expense, net	(112,000)	(32,000)	(131,000)	(47,000)

INCOME BEFORE INCOME TAXES	4,239,000	4,101,000	8,771,000	6,653,000
Income tax expense	1,352,000	920,000	2,390,000	1,482,000

NET INCOME	2,887,000	3,181,000	6,381,000	5,171,000

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	81,000	2,000	109,000	33,000

COMPREHENSIVE INCOME	$2,968,000	$3,183,000	$6,490,000	$5,204,000

SHARE AND PER SHARE DATA
Net income per share-basic	$0.10	$0.13	$0.23	$0.21
Weighted average number of shares-basic	28,536,000	24,581,000	27,909,000	24,581,000
Net income per share-diluted	$0.10	$0.13	$0.23	$0.21
Weighted average number of shares-diluted	28,780,000	25,187,000	28,277,000	25,186,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,381,000	$5,171,000
Adjustments to reconcile net income to cash used in operations:
Depreciation	571,000	237,000
Stock compensation expense	369,000	26,000
Allowance for doubtful accounts	191,000	186,000
Changes in operating assets and liabilities:
Accounts receivable	(12,097,000)	(8,381,000)
Inventories	3,448,000	(3,886,000)
Prepaid expenses and other current assets	(103,000)	77,000
Deposit with suppliers	(1,941,000)	-
Accounts payable	1,219,000	4,759,000
Customer deposits	(57,000)	-
Accrued expenses and other current liabilities	(116,000)	991,000
Income and other taxes payable	126,000	(1,088,000)
Net cash used in operating activities	(2,009,000)	(1,908,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase of restricted cash	(4,851,000)	(2,301,000)
Purchase of property and equipment	(2,749,000)	(1,545,000)
Net cash used in investing activities	(7,600,000)	(3,846,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of cost	4,470,000	-
Proceeds from exercise of options, net of costs	22,000	13,000
Bank borrowing proceeds	20,999,000	6,964,000
Bank borrowing repayments	(14,746,000)	(2,123,000)
Net cash provided by financing activities	10,745,000	4,854,000

EFFECT OF EXCHANGE RATE CHANGES	(20,000)	29,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,116,000	(871,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,347,000	5,860,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,463,000	$4,989,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$243,000	$63,000
Cash paid for income tax	$2,438,000	$2,189,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 2010

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Overview

SinoHub, Inc. (the “Company”) is an electronics company focused on mobile devices that has prospered by leveraging the information and relationships derived from its original electronic component supply chain management business. The Company built a Web-based platform to make the entire supply chain transparent for its customer participants and attached a database to store information on all imported electronic components (currently, 50,000+). Today, the majority of SinoHub’s revenue comes from leveraging this data to sell electronic components, but the Company’s new virtual contract manufacturing division, which produces and sells mobile phones in developing countries and which also benefits from this data, is growing very rapidly.  SinoHub’s three divisions work together with tight information integration to facilitate the Company’s overall mobile device business.

SinoHub provides products and services to suppliers and purchasers of electronic components in connection with the manufacture and assembly of electronic products in the People’s Republic of China (the “PRC” or “China”) and we are engaged in the production and sale of mobile devices (currently mobile phones) overseas. In Q2 2010 approximately 66% of the Company’s revenues were derived from the sale of electronic components and assemblies to contract manufacturers and design houses which are engaged in the manufacture of mobile phones, network equipment and other electronics products in the PRC.  These sales occur either as one-off electronic component sales (roughly 80%) or as procurement-fulfillment projects (about 20%). The Company began offering mobile phones for sale in developing countries in Southeast Asia through its newly formed virtual contract manufacturing division in late 2009, but did not have material revenue from this source in 2009.  Roughly 30% of SinoHub’s revenue in Q2 2010 was derived from selling mobile phones overseas and from PCBA production through its virtual contract manufacturing division. In connection with the supply of such components and products, the Company also provides supply chain management services from which we derived approximately 4% of our revenues in Q2 2010.

The accompanying condensed consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission for interim financial information and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented. The consolidated financial results of operations for the interim periods are not necessarily indicative of results for the full year.

These consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the years ended December 31, 2009 and 2008, previously filed with the Securities and Exchange Commission on March 31. 2010.

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

Topology Communication Technology (Shenzhen), Ltd. was incorporated in April 2010 in Shenzhen to manufacture mobile phones and other electronic devices.  Topology Communication Technology (Shenzhen), Ltd. is wholly owned by B2B Chips, Limited.

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

Concentrations and Risks

Substantially all of Company's assets are located in the PRC and Hong Kong and the majority of the Company's revenues were derived from customers located in the PRC.  In addition, financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable.  The Company mitigates credit risk through procedures that include determination of credit limits, credit approvals, and related monitoring procedures to ensure delinquent receivables are collected.

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

As of June 30, 2010 and December 31, 2009, the Company recorded an allowance for doubtful accounts of $538,000 and $347,000 respectively. For the six months ended June 30, 2010 and 2009, write off of allowance for doubtful accounts of $191,000 and 186,000, respectively was recorded.

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

Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstances or events indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the Company considers various factors, including future cash flows, to determine whether the carrying amount exceeds fair value, and in that case, the asset is written down to fair value.  The Company believes that no impairment of property and equipment exists at June 30, 2010.

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

Revenue and Cost Recognition

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

Cost of goods sold in VCM business includes the direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment, rent and local transportation charges consistent with the revenue earned.

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

Foreign Currency Translation

SinoHub, Inc., SinoHub International, Inc., B2B Chips, Ltd., and SinoHub Technology Hong Kong, Ltd. maintain accounting records using the functional currencies, USD and Hong Kong Dollars (“HKD”) respectively.  SinoHub SCM Shenzhen, Ltd., SinoHub Electronics Shenzhen, Ltd., SinoHub SCM Shanghai, Ltd., SinoHub Electronics Shanghai, Ltd. and Topology Communication Technology (Shenzhen), Ltd. maintain accounting records using RMB as the functional currency.

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

Recent Accounting Pronouncements

In March 2010, FASB issued ASU 2010-11 Scope Exception Related to Embedded Credit Derivatives (“ASU 2010-11”). ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption—one that is related only to the subordination of one financial instrument to another.  As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the adoption of ASU 2010-11 to have a material impact on its consolidated results of operations or financial position.

In April 2010, FASB issued ASU 2010-13 Compensation-Stock Compensation (Topic 718) Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.  ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this Update should be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied.  Management is currently evaluating the potential impact of ASU 2010-13 on our financial statements.

2.           INVENTORIES

Inventories at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009

Raw materials	$288,000	$-
Work-in-progress	175,000	-
Finished goods and goods for resale	9,192,000	11,647,000
	$9,655,000	$11,647,000
Less: allowance for obsolete inventories	-	-
Inventories, net	$9,655,000	$11,647,000

3.           BANK BORROWINGS AND FINANCING ARRANGEMENTS

The Company has secured financing facilities (RMB based) with certain PRC banks to support its business operations. The bank facilities include:

•
Letter of credit facility with one bank in the amount of $4,700,000 to support the Company’s component sales business.  Restricted cash balances are required as security for draws against the facility.  The Company also has a $1,500,000 customs duty import facility and a $3,200,000 customs export refund facility through this bank to support short term duty collections for its component sales business.  These facilities are renewable each year and are available through December 2010.

•
Letter of credit facility with another bank in the amount of $4,400,000 to support the Company’s component sales business. Restricted cash balances are required as security for draws against the facility and the bank requires guarantors from a subsidiary and a director and lien on a PRC property owned by a director and his spouse.  The facility is renewable each year and is available through September 2010.

•
Banking facilities with another bank in the amount of $7,100,000 to support the Company’s VCM business and expand trade relationships with component suppliers.  Restricted cash balances are required as security for draws against the facility and the bank requires unlimited personal guaranty from an executive officer and a subsidiary.  The facility is renewable each year and is available through May 2011.

•
Banking facilities with another bank in the amount of $2,000,000 to support the Company’s VCM business and expand trade relationships with component suppliers.  Restricted cash balances are required as security for draws against the facility and the bank requires unlimited personal guaranty from an executive officer.  The facility is renewable each year and is available through May 2011.

•
Banking facilities with another bank in the amount of $5,000,000 to support the Company’s VCM business and expand trade relationships with component suppliers.  Restricted cash balances are required as security for draws against the facility and the bank requires unlimited personal guaranty from an executive officer.  The facility is renewable each year and is available through April 2011.

Borrowings against these facilities at June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
	2010	2009

Note payable to a bank, annual interest rate 3.12%, due January 2010	$-	$1,792,000
Note payable to a bank, annual interest rate 3.12%, due February 2010	-	804,000
Note payable to a bank, annual interest rate 5.35%, due March 2010	-	731,000
Note payable to a bank, annual interest rate 1.22%, due April 2010	-	299,000
Note payable to a bank, annual interest rate 5.84%, due May 2010	-	1,463,000
Note payable to a bank, annual interest rate 1.22%, due May 2010	-	457,000
Note payable to a bank, annual interest rate 1.22%, due May 2010	-	445,000
Note payable to a bank, annual interest rate 1.18%, due May 2010	-	644,000
Note payable to a bank, annual interest rate 1.22%, due May 2010	-	1,380,000
Note payable to a bank, annual interest rate 1.22%, due May 2010	-	230,000
Note payable to a bank, annual interest rate 1.18%, due May 2010	-	1,332,000
Note payable to a bank, annual interest rate 1.18%, due May 2010	-	995,000
Note payable to a bank, annual interest rate 1.39%, due June 2010	-	503,000
Note payable to a bank, annual interest rate 1.38%, due June 2010	-	224,000
Note payable to a bank, annual interest rate 1.44%, due June 2010	-	494,000

Note payable to a bank, annual interest rate 1.20%, due July 2010	342,000	-
Note payable to a bank, annual interest rate 2.50%, due July 2010	1,792,000	-
Note payable to a bank, annual interest rate 5.35%, due September 2010	734,000	-
Note payable to a bank, annual interest rate 1.69%, due September 2010	1,532,000	-
Note payable to a bank, annual interest rate 1.60%, due September 2010	1,461,000	-
Note payable to a bank, annual interest rate 2.01%, due October 2010	1,978,000	-
Note payable to a bank, annual interest rate 3.81%, due November 2010	1,469,000
Note payable to a bank, annual interest rate 3.76%, due November 2010	4,406,000
Note payable to a bank, annual interest rate 3.80%, due November 2010	4,406,000	-

	$18,120,000	$11,793,000
Less : current portion	18,120,000	11,793,000
Long -term portion	$-	$-

Interest expense for the three months ended June 30, 2010 and 2009 was $212,000 and $38,000, respectively.  Interest expense for the six months ended June 30, 2010 and 2009 was $243,000 and $63,000, respectively.

4.           COMMITMENTS AND CONTINGENCIES

Commitments

(1)	Rental Lease Commitment

The Company leases factory, warehouse and office spaces from third parties under operating leases which expire at various dates from October 2010 through March 2015.  Rent expense for the three months ended June 30, 2010 and 2009 was $399,000 and $98,000, respectively.  Rent expense for the six months ended June 30, 2010 and 2009 was $610,000 and $210,000, respectively.  At June 30, 2010, the Company has outstanding commitments with respect to operating leases, which are due as follows:

Fiscal year ending December 31,

2010	$454,000
2011	$908,000
2012	$908,000
2013	$309,000
2014	$67,000
2015	$12,000
$2,658,000

(2)	Capital Commitment

As of June 30, 2010, the Company had commitments for capital expenditures in connection with manufacturing machinery of approximately $2,330,000.

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450.  As of June 30, 2010, there was no loss contingency.

5.           EARNINGS PER SHARE

The elements for calculation of earnings per share for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three months ended June 30,

	2010	2009

Net income for basic and diluted earnings per share	$2,887,000	$3,181,000

Weighted average shares used in basic computation	28,536,000	24,581,000
Effect of dilutive stock options and warrants	244,000	606,000
Weighted average shares used in diluted computation	28,780,000	25,187,000

Earnings per share:
Basic	$0.10	$0.13
Diluted	$0.10	$0.13

	Six months ended June 30,

	2010	2009

Net income for basic and diluted earnings per share	$6,381,000	$5,171,000

Weighted average shares used in basic computation	27,909,000	24,581,000
Effect of dilutive stock options and warrants	368,000	605,000
Weighted average shares used in diluted computation	28,277,000	25,186,000

Earnings per share:
Basic	$0.23	$0.21
Diluted	$0.23	$0.21

6.           STOCKHOLDERS’ EQUITY

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

On June 4, 2010, pursuant to the terms of the Company’s 2008 Stock Plan, the Company authorized the grant to an executive officer of an aggregate of 14,706 shares of Common Stock at a fair value of $40,028 with the shares vesting in full immediately upon grant.

On June 7, 2010, the Company issued warrants to purchase an aggregate of 75,000 shares of common stock at an exercise price of $3.25 per share to 3 consultants for investor relations consulting services rendered at fair value of $95,925. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by ASC Topic 718 with the following assumptions and estimates: expected dividend 0%, volatility 98%, a risk-free rate of 2.5% and a contractual life of 2 years.

During the second quarter of 2010, certain employees exercised their stock options to purchase an aggregate of 149,910 shares of common stock for an aggregate price of $21,668.

Warrants

Following is a summary of the status of warrants outstanding and exercisable at June 30, 2010 and December 31, 2009:

June 30, 2010				December 31, 2009
Exercise Price	Number	Number	Average		Number	Number	Average
	Outstanding	Exercisable	Remaining		Outstanding	Exercisable	Remaining
			Contractual Life	Exercise Price			Contractual Life
$3.00	1,211,740	1,211,740	3.25 years	$3.00	1,211,740	1,211,740	3.75 years
$3.25	816,670	-	5 years
$3.25	75,000	-	2 years
Total	2,103,410	1,211,740		Total	1,211,740	1,211,740

7.           STOCK OPTIONS

The Company has granted qualified stock options under the Company’s 2000 Incentive Stock Option Plan (the “2000 ISOP”) and 2008 Incentive Stock Option Plan (the “2008 ISOP”).  At June 30, 2010, stock options to purchase 1,273,636 shares of common stock at an exercise price ranging from $0.10 to $4.36 per share were outstanding.  Prior to becoming publicly traded, the exercise prices were determined by the Board at the time of grant.  In each such case the exercise price was not less than the fair market value of the common stock as determined by the Board in good faith taking into account such factors as recent issuances of preferred stock with an appropriate discount factored in relative to the common shares.  The exercise prices for options issued under the 2000 ISOP following the sale of preferred stock by the Company during November and December of 2007 represent a discount to the issuance price of $0.78 for such preferred stock taking into account the added value of the conditions in the preferred stock (for example, it was redeemable with 10% appreciation).  The exercise prices for options issued under the 2008 ISOP represent the closing price of the Company’s common stock on the business day preceding the grant date.  The stock options granted become exercisable (“vested”) as to 25% of the original number of shares on the first anniversary of the grant date and as to an additional 6.25% of the original number of shares at the end of each successive three-month period following the first anniversary of the grant date until the fourth anniversary of the grant date.  Unless earlier terminated, these stock options granted shall expire ten years after the grant date.  Following the reverse merger, all shares of preferred stock which were convertible on the basis of one share of preferred stock for one share of common stock issued were exchanged for common stock of Liberty Alliance, Inc. retroactively adjusted for all periods presented.

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

The Company granted 335,000 shares stock options in the second quarter of 2010 at an exercise price ranging from $2.84 to $3.00 per share.

The following is a summary of the stock options activity:

	Number of	Weighted-
	Options	Average
	Outstanding	Exercise
		Price

Balance at December 31, 2008	626,889	$0.49
Granted	973,972	2.85
Forfeited	(258,074)	-
Exercised	(78,809)	0.15
Balance at December 31, 2009	1,263,978	$2.01
Granted	-	-
Forfeited	(113,426)	-
Exercised	(31,452)	-
Balance at March 31, 2010	1,119,100	$2.08
Granted	335,000	2.95
Forfeited	(30,554)	-
Exercised	(149,910)	0.17
Balance at June 30, 2010	1,273,636	$2.52
Options exercisable on June 30, 2010	207,139	$1.80
Weighted average fair value of options granted during 2010		$1.88

The following is a summary of the status of options outstanding at June 30, 2010 and December 31, 2009:

	Outstanding Options at June 30, 2010			Exercisable Options
Range of	Number	Weighted	Weighted	Number	Weighted
Exercise Price		Average	Average		Average
		Remaining	Exercise		Exercise
		Contractual	Price		Price
		Life
$0.10 - $1.02	217,264	7.8 years	$0.56	66,763	$0.53
$2.35 - $2.48	484,072	3.9 years	$2.40	140,376	$2.40
$2.84 - $3.00	335,000	9.8 years	$2.95	-	$2.95
$3.77 - $4.36	237,300	9.3 years	$3.96	-	$3.96
Total	1,273,636			207,139	$1.80

	Outstanding Options at December 31, 2009			Exercisable Options
Range of	Number	Weighted	Weighted	Number	Weighted
Exercise Price		Average	Average		Average
		Remaining	Exercise		Exercise
		Contractual	Price		Price
		Life
$0.09 - $1.02	504,106	8.1 years	$0.60	209,495	$0.42
$2.35 - $2.50	497,572	4.5 years	$2.40	-	$2.40
$3.77 - $4.36	262,300	9.8 years	$3.96	-	$3.96
Total	1,263,978			209,495	$0.42

8.           RELATED PARTY TRANSACTIONS

In 2010 and 2009, a PRC property owned by a director and his spouse is pledged to a bank to secure banking facilities for the Company.

In 2010 and 2009, a director and his spouse have provided guarantees to a bank for banking facilities in the amount of $4,400,000 extended to the Company.

In 2010, an executive officer has provided unlimited personal guaranty to three banks for banking facilities for the Company.

9.           INCOME TAXES

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

The Company and its wholly owned subsidiary, SinoHub International, Inc. are incorporated in the United States and have incurred operating losses since inception.  Management believes the realization of tax benefits from these operating loss carry forwards is uncertain due to the Company’s current operating history and continuing losses in the US for tax purposes.  Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax benefit has been recorded.

The Company’s subsidiaries in Hong Kong are subject to Hong Kong profits tax at a statutory rate of 16.5%.  No provision for Hong Kong profits tax was required as these entities incurred losses during the three months and six months ended June 30, 2010 and 2009.  There are no tax loss carry forward provisions in Hong Kong.

The Company’s subsidiaries in China were subject to China income tax at a statutory rate of 25% in 2010 and 2009.  However, these subsidiaries are located in special economic regions and/or qualify as “new or high-technology enterprises” that are allowed special tax reductions until 2010. The Company’s subsidiaries in China were subject to a special tax rate of 22% in 2010 and 20% in 2009.

Income tax expense for the three months ended June 30, 2010 and 2009 is summarized as follows:

	2010	2009

Current	$1,352,000	$920,000
Deferred	-	-
	$1,352,000	$920,000

Income tax expense for the six months ended June 30, 2010 and 2009 is summarized as follows:

	2010	2009

Current	$2,390,000	$1,482,000
Deferred	-	-
	$2,390,000	$1,482,000

10.         CONCENTRATIONS AND RISKS

More than 90% of the Company’s assets are located in China.

During the three months ended June 30, 2010 and 2009, 30% and 13%, respectively, of revenues were derived from oversea sales, i.e. sales outside of China.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2010 COMPARED TO JUNE 30, 2009

Overall Results

The Company reported net income for the three months ended June 30, 2010 of $2.9 million compared to $3.2 million in the year-earlier period, a decrease of 9%.  For the six months ended June 30, 2010, the company reported net income of $6.4 million, a 23% increase over the $5.2 million reported in the same period in 2009.

Net Sales

Net sales for the three months and six months ended June 30, 2010 were $43.9 million and $82.5 million respectively, up 40% and 67% from $31.4 million and $49.5 million recorded respectively in the year-earlier periods.  The Company reports net sales on the basis of three business categories, supply chain management services (SCM), electronic component purchasing (ECP), and virtual contract manufacturing (VCM).  In the three and six months ended June 30, 2010, net sales of supply chain management services decreased 22% and 18% to $1.8 million and $3.3 million from $2.3 million and $4.0 million respectively in the year-earlier periods reflecting a shift to higher volume design house and manufacturer customers where service charges are a lower percentage of processing volume. In three months ended June 30, 2010, net sales of electronic components decreased 1% to $28.8 million from $29.1 million in the year-earlier period as a result of some overstocking in the first quarter of 2010.  In the six months ended June 30, 2010, net sales of electronic components increased 31% to $59.4 million from $45.4 million in the year-earlier periods.  In the three and six months ended June 30, 2010, net sales of VCM business were $13.3 million and $19.7 million, respectively.  In the year-earlier periods, the Company did not conduct VCM business.

Gross Profit

The Company recorded gross profit of $7.6 million and $14.7 million in the three and six months ended June 30, 2010, compared with $5.7 million and $9.5 million respectively in the year-earlier periods.  The gross profit margin for the three and six months ended June 30, 2010 decreased to 17.3% and 17.8% from 18.2% and 19.3% respectively in the year-earlier period.  The reason for the decline in overall gross margin was the substantially lower percentage of high margin net sales from the SCM business in 2010 versus 2009 as a percentage of our total net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 100% and 105% to $2.2 million and $4.1 million in the three and six months ended June 30, 2010 from $1.1 million and $2.0 million in the year-earlier periods.  The increase is mainly due to the expenditures associated with our new factory.

Income from Operations

The Company recorded income from operations of $4.4 million and $8.9 million in the three and six months ended June 30, 2010, as compared with income from operations of $4.1 million and $6.7 million in the year-earlier periods, an increase of 7% and 33%, respectively.

Income Taxes

The Company recorded income tax expense of $1.4 million and $2.4 million in the three and six months ended June 30, 2010, compared with $0.9 million and $1.5 million in the year-earlier period, respectively.  Income tax estimates in interim periods have varied as the Company has adjusted provisions and accruals in light of actual tax filings.

Foreign Currency Translation Gain and Comprehensive Net Income

The Company recorded foreign currency translation gains of $81,000 and $109,000 in the three and six months ended June 30, 2010, as compared with $2,000 and $$33,000 in the year-earlier period, respectively.  Comprehensive net income (net income plus foreign currency translation gains) was $3.0 million and $6.5 million in the three and six months ended June 30, 2010, compared with $3.2 million and $5.2 million in the year-earlier period.

CONSOLIDATED FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

The Company’s strategic plans include continued expansion and support of our SCM Platform (consisting of SinoHub SCM, key service centers in Hong Kong, Shenzhen, and Shanghai, and a supply chain management service team providing real time support), growth in our electronic component and mobile device sales businesses, including growth of our VCM business, investment in inventory for both procurement-fulfillment and VCM orders, and investment in the manufacturing facility for our VCM business.  As a result of the working capital investments necessary to support these plans, the Company will continue to require cash and financing resources to meet and exceed its objectives.  Our cost of capital with China Construction Bank, Industrial Bank, Jiangsu Bank and Ningbo Bank was approximately 3.13% at June 30, 2010.  Chinese banks to date have not been affected by the global credit crisis nearly as much as the US and European banks although the credit available through banks in China could be affected by Chinese monetary policies.

We believe SinoHub’s new virtual contract manufacturing business can grow rapidly with the addition of our moderately sized manufacturing facility and with additional inventory.  Additional working capital would enable us to purchase more electronic components from our suppliers, which should lower our costs, and thus enhance our profitability.  We believe increased volume would also likely enable the Company to receive payment terms from suppliers (we are currently mainly buying from suppliers on a C.O.D. basis) which would lessen our need for additional financing from third parties.  Accordingly, if SinoHub is unsuccessful in raising additional working capital, the Company’s growth may be adversely affected.

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

At June 30, 2010 and December 31, 2009, the Company had cash and cash equivalents of $9.5 million and $8.3 million, respectively.  During the six months ended June 30, 2010, the net amount of cash used in the Company’s operating activities was $2.1 million, the net amount of cash used in investing activities was $7.6 million, and the net amount of cash provided by financing activities was $10.7 million.

The Company must generally pay the purchase price of electronic components for electronic component procurement (ECP) customers and then recoup the purchase price from the customer after delivery.  We only purchase standard components which are readily saleable.  To date we have not had any collection problems with any ECP project funded.  The Company’s borrowings vary based on the timing of ECP projects, which is made up of spot component sales and procurement-fulfillment, use of our VAT import line and use of our export reimbursement line.

Cash Flows from Operating Activities

The net amount of cash used in the Company’s operating activities during the six months ended June 30, 2010 was $2.0 million, which primarily included earnings from operations and decrease in inventory that were more than offset by increase in accounts receivable and deposit with suppliers.  For the six months ended June 30, 2009, the net amount of cash used in the Company’s operating activities was $1.9 million, which primarily included earnings from operations and increase in accounts payable that were more than offset by increase in accounts receivable and inventories to support the Company’s business growth.

Cash Flows from Investing Activities

The net amount of cash used in investing activities during the six months ended June 30, 2010 was $7.6 million, compared with $3.8 million in the year-earlier period.  Both were the results of restricted cash buildup and investments in property and equipment.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during the six months ended June 30, 2010 was $10.7 million which was mainly the result of the bank borrowings and a private placement stock offering.  For the six months ended June 30, 2009, the net amount of cash generated by financing activities was $4.9 million, which was the result of the bank borrowings.

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

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In June 2010 we issued warrants to purchase an aggregate of 75,000 shares of our common stock to Hayden Communications International, Inc. and two of its consultants for investor relations consulting services rendered to the Company.  Each of the warrants become exercisable on January 31, 2011 at a price of $3.25 per share and expire on January 31, 2013.  If Hayden Communications is engaged by the Company as a consultant on January 31, 2011, the warrants will be fully exercisable.  Otherwise, each of the warrants be exercisable with respect to 1/12 of the total shares issuable upon exercise of the warrant for each month or part of a month Hayden serves as a consultant for the Company with Hayden's term of engagement deemed to commence on February 1, 2010.  The Company has the right to compel the holders of the warrants to exercise the warrants within 10 trading days after sending written notice to the holders of the warrants.  Any warrants not exercised within the 10-trading day period would be cancelled.  The Company may only give such notice if (i) the volume weighted average trading price per share of the Company’s Common Stock for each of 15 consecutive trading days is greater than $5.43 (in each case subject to equitable adjustment), and (b) the shares issuable upon the exercise of the warrants are either (i) registered for resale pursuant to an effective registration statement or (ii) freely transferable without volume restrictions pursuant to Rule 144 promulgated under the Securities Act,

Each of the issuances was made in reliance upon the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  In connection with the sale of these securities, the Company relied on each of the recipient’s written representations that it was an "accredited investor" as defined in Rule 501(a) of the Securities and Exchange Commission.  In addition, neither the Company nor anyone acting on its behalf offered or sold these securities by any form of general solicitation or general advertising.  As the warrants were issued for services we received no cash proceeds for the issuance of the shares.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Exhibit No.	Title of Document

4.1	Form of Warrant issued to consultants on June 7, 2010*

10.1	Lease Agreement dated July 2, 2010 between ORIX Asia Limited and B2B Chips, Limited*

10.2	Maximum Comprehensive Credit Contract dated May 18, 2010 between Shenzhen Branch of Jiangsu Bank Limited Company and SinoHub SCM Shenzhen, Ltd*

10.3	Maximum L/C and Delivery Guarantee Agreement dated May 12, 2010 between Shenzhen Branch of Ningbo Bank Company Limited and SinoHub SCM Shenzhen, Ltd*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)**

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)**

*Filed as an exhibit hereto.

**Furnished as an exhibit hereto. These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SINOHUB, INC.

Date: August 12, 2010	By:	/s/ Henry T. Cochran
Henry T. Cochran
Chief Executive Officer

Date: August 12, 2010	By:	/s/ Li De Hai
Li De Hai
Chief Financial Officer (Principal Financial and Accounting Officer)