Form 10-Q
period 2010-09-30
SINOHUB, INC.
filed 2010-11-12
CIK 1406574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐            No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2010
Common Stock, $0.001 par value per share	28,558,280 shares

SINOHUB, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “SinoHub” or "Company" refer to the consolidated operations of SinoHub, Inc., a Delaware corporation, and its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$5,413,000	$8,347,000
Restricted cash	10,724,000	7,595,000
Accounts receivable, net of allowance	46,343,000	28,828,000
Inventories, net	8,645,000	11,647,000
Prepaid expenses and other current assets	608,000	650,000
Deposit with suppliers	4,710,000	-
Total current assets	76,443,000	57,067,000

PROPERTY AND EQUIPMENT, NET	7,168,000	2,271,000

TOTAL ASSETS	$83,611,000	$59,338,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$616,000	$1,209,000
Customer deposits	41,000	1,348,000
Accrued expenses and other current liabilities	834,000	731,000
Bank borrowings	16,372,000	11,793,000
Capital lease obligations – current portion	644,000	-
Income and other taxes payable	4,384,000	2,605,000
Total current liabilities	22,891,000	17,686,000

LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	1,144,000	-

TOTAL LIABILITIES	24,035,000	17,686,000

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized;	-	-
no shares issued
Common stock, $0.001 par value, 100,000,000 shares authorized;	29,000	27,000
28,557,685 shares and 26,669,605 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively
Additional paid-in capital	22,321,000	17,239,000
Deferred stock compensation	(56,000)	-
Retained earnings
Unappropriated	34,603,000	22,725,000
Appropriated	788,000	787,000
Accumulated other comprehensive income	1,891,000	874,000
Total stockholders’ equity	59,576,000	41,652,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,611,000	$59,338,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
NET SALES
Supply chain management services	$1,460,000	$1,910,000	$4,809,000	$5,943,000
Electronic components	35,267,000	34,270,000	94,703,000	79,689,000
VCM business	19,024,000	-	38,723,000	-
Total net sales	55,751,000	36,180,000	138,235,000	85,632,000
COST OF SALES
Supply chain management services	34,000	198,000	122,000	408,000
Electronic components	29,782,000	29,544,000	81,418,000	69,250,000
VCM business	15,755,000	-	31,843,000	-
Total cost of sales	45,571,000	29,742,000	113,383,000	69,658,000

GROSS PROFIT	10,180,000	6,438,000	24,852,000	15,974,000

OPERATING EXPENSES
Selling, general and administrative	2,123,000	1,578,000	6,261,000	3,574,000
Professional services	193,000	253,000	694,000	614,000
Depreciation	479,000	151,000	1,051,000	387,000
Stock compensation expense	167,000	272,000	535,000	328,000
(Write back of) Allowance for doubtful accounts	(236,000)	(504,000)	(45,000)	(317,000)
Total operating expenses	2,726,000	1,750,000	8,496,000	4,586,000

INCOME FROM OPERATIONS	7,454,000	4,688,000	16,356,000	11,388,000

OTHER INCOME (EXPENSE)
Interest expense	(109,000)	(20,000)	(352,000)	(83,000)
Interest income	41,000	4,000	145,000	15,000
Other, net	9,000	2,000	16,000	7,000
Total other expense, net	(59,000)	(14,000)	(191,000)	(61,000)

INCOME BEFORE INCOME TAXES	7,395,000	4,674,000	16,165,000	11,327,000
Income tax expense	1,898,000	1,134,000	4,287,000	2,616,000

NET INCOME	5,497,000	3,540,000	11,878,000	8,711,000

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	909,000	31,000	1,017,000	63,000

COMPREHENSIVE INCOME	$6,406,000	$3,571,000	$12,895,000	$8,774,000

SHARE AND PER SHARE DATA
Net income per share-basic	$0.19	$0.14	$0.42	$0.35
Weighted average number of shares-basic	28,558,000	24,883,000	28,126,000	24,682,000
Net income per share-diluted	$0.19	$0.13	$0.42	$0.34
Weighted average number of shares-diluted	28,721,000	26,260,000	28,362,000	25,463,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,878,000	$8,711,000
Adjustments to reconcile net income to cash provided by (used in) operations:
Depreciation	1,051,000	387,000
Stock compensation expense	535,000	328,000
(Write back of) Allowance for doubtful accounts	(45,000)	(317,000)
Changes in operating assets and liabilities:
Accounts receivable	(16,578,000)	(10,902,000)
Inventories	3,187,000	(3,067,000)
Prepaid expenses and other current assets	56,000	(73,000)
Deposit with suppliers	(4,628,000)	-
Accounts payable	(608,000)	2,809,000
Customer deposits	(1,313,000)	-
Accrued expenses and other current liabilities	87,000	436,000
Income and other taxes payable	1,696,000	(1,546,000)
Net cash used in operating activities	(4,682,000)	(3,234,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase of restricted cash	(3,129,000)	(2,588,000)
Purchase of property and equipment	(3,385,000)	(1,620,000)
Net cash used in investing activities	(6,514,000)	(4,208,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of cost	4,470,000	1,200,000
Proceeds from exercise of warrants and options, net of costs	22,000	108,000
Bank borrowing proceeds	24,609,000	14,284,000
Bank borrowing repayments	(20,382,000)	(7,338,000)
Repayments of capital lease obligations	(647,000)	-
Net cash provided by financing activities	8,072,000	8,254,000

EFFECT OF EXCHANGE RATE CHANGES	190,000	27,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,934,000)	839,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,347,000	5,860,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,413,000	$6,699,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$352,000	$83,000
Cash paid for income tax	$2,444,000	$3,671,000
Equipments acquired under capital leases	$2,436,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
AS OF SEPTEMBER 30, 2010

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

In May 2008, Liberty Alliance, Inc., SinoHub Acquisition Corp., known as the Merger Sub, SinoHub, Inc., known as the Acquired Sub, and Steven L. White, the principal stockholder of Liberty Alliance, Inc., entered into an Agreement and Plan of Merger pursuant to which the Merger Sub agreed to merge with and into the Acquired Sub, with the Acquired Sub being the surviving corporation.  In connection with the merger, Liberty Alliance, Inc. issued to the stockholders of the Acquired Sub 18,290,000 shares (as adjusted for reverse stock split) of the Company’s common stock in exchange for all the outstanding shares of the Acquired Sub’s preferred and common stock and the Company assumed options exercisable for additional shares of common stock.  At the closing, Liberty Alliance, Inc. also issued 510,000 shares (as adjusted for reverse stock split) of the Company’s common stock to certain consultants for services rendered in connection with the Merger. Immediately following the Merger, the Company had 20,000,000 shares of common stock outstanding and options exercisable for an additional 489,451 shares (as adjusted for reverse stock split) of common stock.  The conclusion of these events was deemed to be a reverse takeover transaction, or “RTO”, after which the original stockholders of the Company held approximately 6% of the issued and outstanding shares of the Company’s common stock on a fully diluted basis and the Acquired Sub’s stockholders, including the shares issued to consultants, held approximately 94% of the Company’s issued and outstanding shares of common stock.

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

These condensed consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the years ended December 31, 2009 and 2008, previously filed with the Securities and Exchange Commission on March 31, 2010.

Organization Structure

SinoHub, Inc. (the “Company”) is an electronics company focused on mobile devices. The Company has three operating business units that provide Electronic Component Purchasing (ECP), Virtual Contract Manufacturing (VCM) and Supply Chain Management (SCM) services. SinoHub’s three divisions work together with tight information integration to facilitate the mobile device revolution. The ECP business unit does spot component sales and procurement-fulfillment, the VCM business is currently focused on manufacturing and selling custom design mobile phones in developing countries and the SCM business unit primarily provides logistics services around the importing of electronic components into China. In short, SinoHub provides products and services to suppliers and purchasers of electronic components in connection with the manufacture and assembly of electronic products in the People’s Republic of China (the “PRC” or “China”) and we are engaged in the production and sale of mobile devices (currently custom design mobile phones) overseas.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months.  Cash amounts held as security for the Company’s bank loans are reported as restricted cash and are not included in cash or cash equivalents on the balance sheet until the lien against such funds has been released.

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of customer credit history, overall trends in collections and write-offs, and expected exposures based on facts and prior experience.  On September 30, 2010, the Company reduced its allowance for doubtful accounts from 1.3% to 0.65% of accounts receivable.

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

Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstances or events indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the Company considers various factors, including future cash flows, to determine whether the carrying amount exceeds fair value, and in that case, the asset is written down to fair value.  The Company believes that no impairment of property and equipment exists at September 30, 2010.

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

Revenue and Cost Recognition

The Company reports revenue from supply chain management (SCM), services and electronic components sales (ECP), and virtual contract manufacturing (VCM) businesses.  Revenues for supply chain management services are earned from both the SCM and procurement-fulfillment programs and are primarily based on a percentage of inventory value handled for a customer.  The Company recognizes revenue from SCM services when the services are provided.  Revenues from electronic components sales and VCM businesses are based on quoted prices and are recognized at the time of shipment to customers.  Revenues are recognized on the gross amount billed to customers.  Sales are recorded net of discounts and allowances.  In all cases, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services rendered, the sales price is determinable, and collectability is reasonably assured.

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

Recent Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20 Receivable (Topic 310) disclosure about the credit quality of financing receivables and the allowance for credit losses. The objective of this guidance is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The guidance requires an entity to provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The guidance includes additional disclosure requirements about financing receivables, including: (1) Credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; (2) The aging of past due financing receivables at the end of the reporting period by class of financing receivables; and (3) The nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Management is currently evaluating the potential impact of ASU 2010-20 on the financial statements.

2.           ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Accounts receivable, net of allowance as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2010
	(Unaudited)
Accounts receivable	$46,645,000	$29,175,000
Less: allowance for doubtful debts	(302,000)	(347,000)
Total	$46,343,000	$28,828,000

As of September 30, 2010 and 2009, the Company recorded an allowance for doubtful accounts of $302,000 and $347,000 respectively. For the three months ended September 30, 2010 and 2009, write backs of allowance for doubtful accounts of $236,000 and $504,000, respectively, were recorded and for the nine months ended September 30, 2010 and 2009, write backs of allowance for doubtful accounts of $45,000 and $317,000, respectively were recorded.

3.           INVENTORIES

Inventories at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Raw materials	$88,000	$-
Work-in-progress	69,000	-
Finished goods and goods for resale	8,488,000	11,647,000
	$8,645,000	$11,647,000
Less: allowance for obsolete inventories	-	-
Inventories, net	$8,645,000	$11,647,000

4.           BANK BORROWINGS AND FINANCING ARRANGEMENTS

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

•
Letter of credit facility with another bank in the amount of $4,400,000 to support the Company’s component sales business. Restricted cash balances are required as security for draws against the facility and the bank requires guarantors from a subsidiary and a director and lien on a PRC property owned by a director and his spouse.  The facility is renewable each year and is available through October 2011.

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

Borrowings against these facilities at September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Note payable to a bank, annual interest rate 3.12%, due January 2010	$-	$1,792,000
Note payable to a bank, annual interest rate 3.12%, due February 2010	-	804,000
Note payable to a bank, annual interest rate 5.35%, due March 2010	-	731,000
Note payable to a bank, annual interest rate 1.22%, due April 2010	-	299,000
Note payable to a bank, annual interest rate 5.84%, due May 2010	-	1,463,000
Note payable to a bank, annual interest rate 1.22%, due May 2010	-	457,000
Note payable to a bank, annual interest rate 1.22%, due May 2010	-	445,000
Note payable to a bank, annual interest rate 1.18%, due May 2010	-	644,000
Note payable to a bank, annual interest rate 1.22%, due May 2010	-	1,380,000
Note payable to a bank, annual interest rate 1.22%, due May 2010	-	230,000
Note payable to a bank, annual interest rate 1.18%, due May 2010	-	1,332,000
Note payable to a bank, annual interest rate 1.18%, due May 2010	-	995,000
Note payable to a bank, annual interest rate 1.39%, due June 2010	-	503,000
Note payable to a bank, annual interest rate 1.38%, due June 2010	-	224,000
Note payable to a bank, annual interest rate 1.44%, due June 2010	-	494,000

Note payable to a bank, annual interest rate 2.01%, due October 2010	2,010,000	-
Note payable to a bank, annual interest rate 3.00%, due November 2010	2,239,000	-
Note payable to a bank, annual interest rate 4.56%, due November 2010	1,493,000	-
Note payable to a bank, annual interest rate 3.76%, due November 2010	4,479,000	-
Note payable to a bank, annual interest rate 4.56%, due November 2010	4,479,000	-
Note payable to a bank, annual interest rate 3.00%, due December 2010	1,552,000	-
Note payable to a bank, annual interest rate 4.56%, due February 2011	120,000

	$16,372,000	$11,793,000
Less : current portion	16,372,000	11,793,000
Long-term portion	$-	$-

Interest expense for the three months ended September 30, 2010 and 2009 was $109,000 and $20,000, respectively.  Interest expense for the nine months ended September 30, 2010 and 2009 was $352,000 and $83,000, respectively.

5.           CAPITAL LEASE OBLIGATIONS

Certain of equipment fixed assets have been acquired under capital lease. Capital lease obligations are as follows:

September 30,
2010
(Unaudited)
Gross capital lease obligations	$1,788,000
Less: current portion	644,000
Long-term capital lease obligations	$1,144,000

The lease is guaranteed by equipment with a total cost of $2,435,897. Depreciation expenses associated with capital leases were $81,145 and $Nil for the three months and nine months ended September 30, 2010 and 2009.

6.           COMMITMENTS AND CONTINGENCIES

Commitments

(1)	Rental Lease Commitment

The Company leases factory, warehouse and office spaces from third parties under operating leases which expire at various dates from October 2010 through March 2015.  Rent expense for the three months ended September 30, 2010 and 2009 was $232,000 and $108,000, respectively.  Rent expense for the nine months ended September 30, 2010 and 2009 was $632,000 and $318,000, respectively.  At September 30, 2010, the Company has outstanding commitments with respect to operating leases, which are due as follows:

Fiscal year ending December 31,

2010	$222,000
2011	908,000
2012	908,000
2013	309,000
2014	67,000
2015	12,000
$2,426,000

(2)	Capital Leases Commitment

The Company leases equipment under a non-cancelable capital lease agreement. Future minimum lease payments under the capital leases are as follows:

Fiscal year ending December 31,

2010	$142,000
2011	853,000
2012	853,000
2013	426,000
$2,274,000

Contingencies

As of September 30, 2010, the Company had commitments for capital expenditures in connection with manufacturing machinery of approximately $52,000.

7.           EARNINGS PER SHARE

The elements for calculation of earnings per share for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three months ended September 30,

	2010	2009

Net income for basic and diluted earnings per share	$5,497,000	$3,540,000

Weighted average shares used in basic computation	28,558,000	24,883,000
Effect of dilutive stock options and warrants	163,000	1,377,000
Weighted average shares used in diluted computation	28,721,000	26,260,000

Earnings per share:
Basic	$0.19	$0.14
Diluted	$0.19	$0.13

	Nine months ended September 30,

	2010	2009

Net income for basic and diluted earnings per share	$11,878,000	$8,711,000

Weighted average shares used in basic computation	28,126,000	24,682,000
Effect of dilutive stock options and warrants	236,000	781,000
Weighted average shares used in diluted computation	28,362,000	25,463,000

Earnings per share:
Basic	$0.42	$0.35
Diluted	$0.42	$0.34

8.           STOCKHOLDERS’ EQUITY

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

On June 7, 2010, the Company issued warrants to purchase an aggregate of 75,000 shares of common stock at an exercise price of $3.25 per share to 3 consultants for investor relations consulting services rendered at fair value of $149,025. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by ASC Topic 718 with the following assumptions and estimates: expected dividend 0%, volatility 98%, a risk-free rate of 2.5% and a contractual life of 2 years.

During the second quarter of 2010, certain employees exercised their stock options to purchase an aggregate of 149,910 shares of common stock for an aggregate price of $21,668.

During the third quarter of 2010, one employee exercised stock options to purchase an aggregate of 53 shares of common stock for an aggregate price of $9.04.

Warrants

Following is a summary of the status of warrants outstanding and exercisable at September 30, 2010 and December 31, 2009:

September 30, 2010				December 31, 2009
			Average				Average
			Remaining				Remaining
	Number	Number	Contractual		Number	Number	Contractual
Exercise Price	Outstanding	Exercisable	Life	Exercise Price	Outstanding	Exercisable	Life
$3.00	1,211,740	1,211,740	2.91 years	$3.00	1,211,740	1,211,740	3.75 years
$3.25	891,670	816,670	4.71 years
Total	2,103,410	2,028,410		Total	1,211,740	1,211,740

9.           STOCK OPTIONS

The Company has granted qualified stock options under the Company’s 2000 Incentive Stock Option Plan (the “2000 ISOP”) and 2008 Incentive Stock Option Plan (the “2008 ISOP”).  At September 30, 2010, stock options to purchase 1,127,304 shares of common stock at an exercise price ranging from $0.10 to $4.36 per share were outstanding.  Prior to becoming publicly traded, the exercise prices were determined by the Board at the time of grant.  In each such case the exercise price was not less than the fair market value of the common stock as determined by the Board in good faith taking into account such factors as recent issuances of preferred stock with an appropriate discount factored in relative to the common shares.  The exercise prices for options issued under the 2000 ISOP following the sale of preferred stock by the Company during November and December of 2007 represent a discount to the issuance price of $0.78 for such preferred stock taking into account the added value of the conditions in the preferred stock (for example, it was redeemable with 10% appreciation).  The exercise prices for options issued under the 2008 ISOP represent the closing price of the Company’s common stock on the business day preceding the grant date.  The stock options granted become exercisable (“vested”) as to 25% of the original number of shares on the first anniversary of the grant date and as to an additional 6.25% of the original number of shares at the end of each successive three-month period following the first anniversary of the grant date until the fourth anniversary of the grant date.  Unless earlier terminated, these stock options granted shall expire ten years after the grant date.  Following the reverse merger, all shares of preferred stock which were convertible on the basis of one share of preferred stock for one share of common stock issued were exchanged for common stock of Liberty Alliance, Inc. retroactively adjusted for all periods presented.

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

The Company granted stock options to purchase an aggregate of 109,290 shares of common stock in the third quarter of 2010 at an exercise price of $2.63 per share.

The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted- Average Exercise Price

Balance at December 31, 2008	626,889		$0.49
Granted	973,972		2.85
Forfeited	(258,074)		-
Exercised	(78,809)		0.15
Balance at December 31, 2009	1,263,978		$2.01
Granted	-		-
Forfeited	(113,426)		-
Exercised	(31,452)		-
Balance at March 31, 2010	1,119,100		$2.08
Granted	335,000		2.95
Forfeited	(30,554)		-
Exercised	(149,910)		0.17
Balance at June 30, 2010	1,273,636		$2.52
Granted	109,290		2.62
Forfeited	(255,569)		-
Exercised	(53)		0.17
Balance at September 30, 2010	1,127,304		$2.46
Options exercisable on September 30, 2010	247,819		$1.89
Weighted average fair value of options granted during 2010		$	$1.86

The following is a summary of the status of options outstanding at September 30, 2010 and December 31, 2009:

Outstanding Options at September 30, 2010				Exercisable Options
Range of	Number	Weighted	Weighted	Number	Weighted
Exercise Price		Average	Average		Average
		Remaining	Exercise		Exercise
		Contractual	Price		Price
		Life
$0.10 - $1.02	215,782	7.5 years	$0.56	92,418	$0.52
$2.35 - $2.48	365,132	3.8 years	$2.40	125,491	$2.40
$2.62 - $3.00	344,290	9.6 years	$2.83	-	$2.83
$3.92 - $4.36	202,100	9.0 years	$3.92	29,910	$3.96
Total	1,127,304			247,819	$1.89

Outstanding Options at December 31, 2009				Exercisable Options
Range of	Number	Weighted	Weighted	Number	Weighted
Exercise Price		Average	Average		Average
		Remaining	Exercise		Exercise
		Contractual	Price		Price
		Life
$0.09 - $1.02	504,106	8.1 years	$0.60	209,495	$0.42
$2.35 - $2.50	497,572	4.5 years	$2.40	-	$2.40
$3.77 - $4.36	262,300	9.8 years	$3.96	-	$3.96
Total	1,263,978			209,495	$0.42

10.        RELATED PARTY TRANSACTIONS

In 2010 and 2009, a PRC property owned by a director and his spouse is pledged to a bank to secure banking facilities for the Company.

In 2010 and 2009, a director and his spouse have provided guarantees to a bank for banking facilities in the amount of $4,400,000 extended to the Company.

In 2010 and 2009, an executive officer has provided unlimited personal guaranty to two banks for banking facilities for the Company in the aggregate principal amount of $7,000,000.

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

The Company’s subsidiaries in Hong Kong are subject to Hong Kong profits tax at a statutory rate of 16.5%.  No provision for Hong Kong profits tax was required as these entities incurred losses during the three months and nine months ended September 30, 2010 and 2009.  There are no tax loss carry forward provisions in Hong Kong.

The Company’s subsidiaries in China were subject to China income tax at a statutory rate of 25% in 2010 and 2009.  However, these subsidiaries are located in special economic regions and/or qualify as “new or high-technology enterprises” that are allowed special tax reductions until 2010. The Company’s subsidiaries in China were subject to a special tax rate of 22% in 2010 and 20% in 2009.

Income tax expense for the three months ended September 30, 2010 and 2009 is summarized as follows:

	2010	2009

Current	$1,898,000	$1,134,000
Deferred	-	-
	$1,898,000	$1,134,000

Income tax expense for the nine months ended September 30, 2010 and 2009 is summarized as follows:

	2010	2009

Current	$4,287,000	$2,616,000
Deferred	-	-
	$4,287,000	$2,616,000

12.         CONCENTRATIONS AND RISKS

More than 90% of the Company’s assets are located in China.

During the three months ended September 30, 2010 and 2009, 30% and 13%, respectively, of revenues were derived from sales outside of China.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 COMPARED TO SEPTEMBER 30, 2009

Overview

SinoHub, Inc. (the “Company”) is an electronics company focused on mobile devices that has prospered by leveraging the information and relationships derived from its original electronic component supply chain management business. The Company built a Web-based platform to make the entire supply chain transparent for its customer participants and attached a database to store information on all imported electronic components, which currently exceeds 50,000 components. Today, the majority of SinoHub’s revenue comes from leveraging this data to sell electronic components, but the Company’s new virtual contract manufacturing division, which produces and sells custom design mobile phones, is growing very rapidly.  SinoHub’s three divisions work together with tight information integration to facilitate the mobile device revolution.

SinoHub provides products and services to suppliers and purchasers of electronic components in connection with the manufacture and assembly of electronic products in the People’s Republic of China (the “PRC” or “China”) and we are engaged in the production and sale of mobile devices (currently custom design mobile phones) overseas. For the three months and nine months ended September 30, 2010 approximately 63% and 69% respectively of the Company’s revenues were derived from the sale of electronic components and assemblies to contract manufacturers and design houses which are engaged in the manufacture of mobile phones, network equipment and other electronics products in the PRC.  These sales occur either as one-off electronic component sales (roughly 80%) or as procurement-fulfillment projects (about 20%). The Company began offering mobile phones for sale in developing countries in Southeast Asia through its newly formed virtual contract manufacturing division in late 2009, but did not have material revenue from this source in 2009. SinoHub opened its own factory to produce custom design mobile phones in the Boa’an district of Shenzhen, China in April 2010 with six assembly lines. In July, the Company installed four surface mount lines to build motherboards for mobile phones and in October 2010 added two more assembly lines bringing the total number to eight.  Roughly 34% and 28% of SinoHub’s revenue in the three months and nine months ended September 30, 2010 respectively were derived from selling mobile phones in markets outside of China and from producing motherboards for mobile phones (Printed Circuit Based Assemblies or PCBAs) through its virtual contract manufacturing division. In connection with the supply of such components and products, the Company also provides supply chain management services from which we derived approximately 3% of our revenues in both the three months and nine months ended September 30, 2010.

Overall Results

SinoHub reports net sales on the basis of three business categories, supply chain management services (SCM), electronic component purchasing (ECP), and virtual contract manufacturing (VCM). The Company reported net income for the three months ended September 30, 2010 of $5.5 million compared to $3.5 million in the year-earlier period, an increase of 55.3%.  Net income for the nine months ended September 30, 2010 was $11.9 million compared to $8.7 million in the year-earlier period, an increase of 36.4%.Net margins were relatively flat (9.9% in the three months ended September 30, 2010 as compared to 9.8% in the prior year period) even though we had a substantially lower percentage, 2.6%, of high margin (i.e., approximately 98% gross margin) net sales from the SCM business for the three months ended September 30, 2010 as compared to 5.3% in the prior year period, in each case as a percentage of our total net sales.  Net margins were 8.6% in the nine months ended September 30, 2010 as compared to 10.2% in the prior year period, primarily the result of greater expenses incurred in the first and second quarters of 2010 associated with startup expenditures for our factory. Gross margins from our ECP business were 15.6% for the three months ended September 30, 2010, an increase from 13.8% compared to the prior year period. Gross margins from our ECP business for the nine months ended September 30, 2010 were 14.0%, an increase from 13.1% in the prior year period.  In the three months and nine months ended September 30, 2010, we recorded strong revenue growth in VCM to $19.0 million and $38.7 million respectively, with the three-month revenues up 42.9% sequentially over VCM revenues of $13.3 million for the three months ended June 30, 2010 (there was no significant VCM business in 2009). This was attributable to better than expected mobile phone sales plus PCBA production to fully utilize our new surface mount technology machines that were installed in July 2010.  Although gross margins in the PCBA production business are significantly lower than in the mobile phone business, our VCM business continued to realize a strong gross margin of 17.2% in the three months ended September 30, 2010.  The strong growth in the VCM business reflects the fact that mobile phones are a have-to-have product in the developing countries where our sales are currently focused and that our unique business model allows us to provide highly valued strategic support to our distributor and operator customers in these rapidly growing markets.

Net Sales

Net sales for the three months ended September 30, 2010 were $55.8 million, up 54.1% from $36.2 million in the year-earlier period.  Net sales increased in the three months ended September 30, 2010 due to continued strong revenue growth in the VCM business, which produced $19.0 million in net sales.  Net sales for the nine months ended September 30, 2010 were $138.2 million, up 61.4% from $85.6 million in the prior year period.  The Company reports net sales on the basis of three business categories, supply chain management services (SCM), electronic component purchasing (ECP), and virtual contract manufacturing (VCM).

In the three months ended September 30, 2010, net sales of supply chain management (SCM) services decreased to $1.5 million from $1.9 million in the year-earlier period due to the Company’s strategy to replace manufacturer customers with design house customers. There are three reasons for this shift in focus: 1) the volume from the design house customers we are courting is substantially larger than the volume of the manufacturers they will replace, 2) design house customers have a higher probability of becoming ECP customers and 3) we can use design house customers as suppliers in our VCM business.  Net sales of SCM services for the nine months ended September 30, 2010 were $4.8 million, a decrease of 19.1% from net sales of $5.9 million in the prior year period, due in part to the Company’s greater focus on design house customers and lower percentage fees applicable to certain customers with higher volumes.  In the three months ended September 30, 2010, net sales of electronic components increased 2.9% to $35.3 million from $34.3 million in the year-earlier period.  In the nine months ended September 30, 2010, ECP net sales increased to $94.7 million from $79.7 million in the prior year period due to new customer additions and higher volumes among existing customers.  In the three months ended September 30, 2010, net sales in the VCM business were $19.0 million, an increase of 42.9% from the $13.3 million recorded in the three months ended June 30, 2010.  Year-to-date, the Company generated $38.7 million of net sales in its VCM business due to significant demand for mobile phones in developing countries (there was no significant VCM business in 2009).

Gross Profit

The Company recorded gross profit of $10.2 million in the three months ended September 30, 2010, compared with $6.4 million in the year-earlier period, an increase of 58.1%.  The gross margin in the three months ended September 30, 2010 increased to 18.3% from 17.8% in the year-earlier period.  The reason for the increase in overall gross margin in the third quarter was the substantially higher gross margin in the ECP business, which was 15.6% in the three months ended September 30, 2010 as compared to 13.8% in the three months ended September 30, 2009, reflecting a number of shortage opportunities which occurred during the quarter. Gross margins from our SCM business were 97.7% in the three months ended September 30, 2010 as compared to 90% in the prior year period.  Our new VCM business experienced a 17.2% gross margin in the three months ended September 30, 2010.  We expect VCM gross margins to remain in the high teens in the future even if we sell a larger percentage of low end handsets because as our volume grows the low margin contract PCBA manufacturing business will become a smaller percentage of our revenue as we dedicate a greater portion of our SMT lines to producing motherboards for handsets we manufacture.

Gross profit for the first nine months of 2010 totaled $24.9 million, an increase of 55.6% over $16.0 million in 2009.  The gross profit margin for the first nine months of 2010 was 18.0% compared to 18.7% in the same period last year. The year-over-year decline was primarily due to lower contribution from the higher-margin SCM business. The gross profit margin for the first nine months of 2010 in our ECP business was 14.0% as compared to 13.1% in the prior year period.  In the first nine months of operation in 2010, the VCM business generated margins of 17.8%. Management expects VCM gross margins to be in the high teens, driven by a positive mix shift from selling more higher-margin handsets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $2.1 million in the three months ended September 30, 2010, compared with $1.6 million in the year-earlier period based on increased business volume and expenditures associated with our factory.  These expenses were 3.8% of revenues in the three months ended September 30, 2010 compared to 4.4% in the year-earlier period. For the nine months ended September 20, 2010, selling, general and administrative costs were $6.3 million up from $3.6 million in the prior year period, due mainly to increased business volume and expenditures associated with our factory.  These expenses were 4.5% of revenues in the nine months ended September 30, 2010 compared to 4.2% in the prior year period.  Costs were tightly controlled despite the build up to over 1,000 employees with over 800 in our new manufacturing facility at September 30, 2010.  Also, most of the new factory renovation costs which were expensed were booked in the second quarter.

Income from Operations

The Company recorded income from operations of $7.5 million in the three months ended September 30, 2010, compared with $4.7 million in the year-earlier period, an increase of 59.0%.  Operating margins were 13.4% for the three months ended September 30, 2010 compared to 13.0% for the prior year period.  For the nine month period ended September 30, 2010, income from operations was $16.4 million, up 43.6% from $11.4 million in the prior year period. Operating margins were 11.8% for the first nine months of 2010 compared to 13.3% for the prior year period.

Income Taxes

The Company recorded income tax expense of $1.9 million in the three months ended September 30, 2010, compared with $1.1 million in the year-earlier period.  The accrual for income tax for the three months ended September 30, 2010 amounted to 26% of net income as compared to 24% in the prior year period.  Income tax estimates in interim periods have varied as the Company has adjusted provisions and accruals in light of actual tax filings.  The Company recorded income tax expense of $4.3 million in the nine months ended September 30, 2010, compared with $2.6 million in the year-earlier period.  The accrual for income tax for the nine months ended September 30, 2010 amounted to 27% of net income as compared to 23% in the prior year period.

Foreign Currency Translation Gain and Comprehensive Net Income

The Company recorded foreign currency translation gains of $909,000 in the three months ended September 30, 2010, as compared with $31,000 in the year-earlier period.  Comprehensive net income (net income plus foreign currency translation gains) was $6.4 million in the three months ended September 30, 2010, compared with $3.6 million in the year-earlier period.  The Company recorded foreign currency translation gains of $1,017,000 in the nine months ended September 30, 2010, as compared with $63,000 in the year-earlier period.  Comprehensive net income (net income plus foreign currency translation gains) was $12.9 million in the nine months ended September 30, 2010, compared with $8.8 million in the year-earlier period.

CONSOLIDATED FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

The Company’s strategic plans include continued expansion and support of our SCM Platform (consisting of SinoHub SCM, key service centers in Hong Kong, Shenzhen, and Shanghai, and a supply chain management service team providing real time support), growth in our electronic component and mobile device sales businesses, including growth of our VCM business, investment in inventory for both procurement-fulfillment and VCM orders, and investment in the manufacturing facility for our VCM business.  As a result of the working capital investments necessary to support these plans, the Company will continue to require cash and financing resources to meet and exceed its objectives. The Company’s cost of capital with China Construction Bank, Industrial Bank, Hangzhou Bank, Jiangsu Bank and the Shenzhen branch of the Ningbo Bank was approximately 3.67% at September 30, 2010.  Chinese banks to date have not been affected by the global credit crisis nearly as much as the US and European banks although the credit available through banks in China could be affected by Chinese monetary policies.

Although there can be no assurance, we believe SinoHub’s new VCM business can grow rapidly with the addition of more Surface-mount technology (SMT) lines and assembly lines in our manufacturing facility and with additional inventory.  Additional working capital would enable us to purchase more electronic components from our suppliers, which we expect would lower our costs, and thus enhance our profitability.  We believe increased volume would also likely better position the Company to negotiate payment terms from suppliers (in lieu of the C.O.D. basis on which we currently pay most of our suppliers) which would further reduce our need for additional financing from third parties.  Accordingly, if SinoHub is successful in raising additional working capital, management believes that such capital can be utilized to generate positive revenue growth in the near term.

Due to the risk factors described in detail in our Annual Report on Form 10-K for the year ended December 31, 2009, there can be no assurance that we will be successful in raising the additional funds necessary to carry out management’s plans for the future on acceptable terms or at all.  Our ability to obtain additional capital will also depend on market conditions, national and global economies and other factors beyond our control.  We cannot be sure that we will be able to implement or capitalize on various financing alternatives.  The terms of any funding that we may obtain in the future may be unfavorable to us and to our stockholders.

The Company had working capital of $53.6 million on September 30, 2010, up from $39.4 million at December 31, 2009, and a current ratio of 3.3:1 at September 30, 2010. At September 30, 2010 and December 31, 2009, the Company had cash and cash equivalents of $5.4 million and $8.3 million, respectively.  During the nine months ended September 30, 2010, the net amount of cash used in the Company’s operating activities was $4.7 million, the net amount of cash used in investing activities was $6.5 million, and the net amount of cash provided by financing activities was $8.1 million.

As of September 30, 2010, the Company had commitments for capital expenditures in connection with manufacturing machinery of approximately $52,000.

Inventories were approximately $8.6 million and accounts receivable were $46.3 million on September 30, 2010, compared to approximately $11.6 million and $28.8 million, respectively, on December 31, 2009. The increase in accounts receivable resulted primarily from an increase in the volume of our ECP and VCM businesses.

The Company must generally pay the purchase price of electronic components for spot buyers and procurement-fulfillment customers and then recoup the purchase price from the customer after delivery.  We purchase only standard components which are readily saleable.  To date we have not had any collection problems with any procurement-fulfillment project funded.  The Company’s borrowings vary based on the timing of procurement-fulfillment projects, large spot component sales, use of our VAT import line and use of our export reimbursement line.

Cash Flows from Operating Activities

The net amount of cash used in the Company’s operating activities during the nine months ended September 30, 2010 was $4.7 million, an increase of approximately $1.5 million, or 47%, as compared to the prior year period.  The $4.7 million primarily included earnings from operations ($11.9 million) and reduction in inventory ($3.2 million) that were offset by the increase in accounts receivable ($16.6 million) and deposit with suppliers ($4.6 million) during the period.

Cash Flows from Investing Activities

For the nine months ended September 30, 2010, the net amount of cash used in investing activities was $6.5 million, an increase of approximately $2.4 million, or 55%, as compared to the prior year period.  The $6.5 million is attributable equally to investments in property and equipment for the Company’s new factory as well as increase of restricted cash.

Cash Flows from Financing Activities

For the nine months ended September 30, 2010, the net amount of cash generated by financing activities was $8.1 million, a decrease of approximately $.02 million, or 2.4%, as compared to the prior year period.  The $8.1 million consists primarily of the short term bank borrowings (net $4.2 million) as well as proceeds from equity offerings (net $4.5 million).  The $8.3 million in the prior year period was derived largely from net bank borrowings.

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

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SINOHUB, INC.

Date: November 12, 2010	By:	/s/ Henry T. Cochran
Henry T. Cochran
Chief Executive Officer

Date: November 12, 2010	By:	/s/ Li De Hai
Li De Hai
Chief Financial Officer (Principal Financial and Accounting Officer)