Form 10-K
period 2010-12-31
SINOHUB, INC.
filed 2011-03-14
CIK 1406574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  001- 34430
SINOHUB, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0438200
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6/F, Bldg 51, Rd 5, Qiongyu Blvd. Technology Park, Nanshan District Shenzhen, People’s Republic of China	518057
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒           No  ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐           No ☐ (the Registrant is not yet required to submit Interactive Data)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer                                              ☐                       Accelerated filer                                                      ☐
Non-accelerated filer                                                ☐                   Smaller Reporting Company                                 ☒
        (Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐            No  ☒

The aggregate market value of common stock held by non-affiliates of SinoHub Inc at June 30, 2010, the last business day of the registrant’s most recently completed second quarter, was $43,856,373 based upon the number of shares held by non-affiliates of the registrant and the reported closing price of its common stock as of June 30, 2010 of $2.61 per share.  The registrant does not have non-voting common stock outstanding.  Shares of the Registrant’s common stock held by each executive officer and director and by each person who beneficially owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2011
Common Stock, $0.001 par value per share	28,588,190 shares

DOCUMENTS INCORPORATED BY REFERENCE:

None.

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

These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors, risks and uncertainties that could cause actual results to differ materially are the following:

	the rate of growth of the private label, custom design mobile telephone market worldwide;
	the rate of growth of the mobile telephone and network equipment markets in China and other parts of Asia;
	our ability to overcome competition from other suppliers;
	our ability to accurately forecast amounts of supplies needed to meet customer demand;
	our ability to maintain or expand our supply chain of component mobile telephone parts;
	any increase in the cost of component parts that we supply to third parties or use in our own products or increases in operating costs which cannot be passed on to our customers;
	the availability of financing necessary to fund our operations and planned expansion on attractive terms or at all, which may adversely impact our growth plans or increase our future interest expense;
	changes in interest rate levels and volatility in securities markets;
	the retention of import/export licenses and SinoHub SCM SZ’s Client Coordinator Enterprise Coordinator status with the Huanggang Customs authority;

	economic, political, regulatory, legal and foreign exchange risks associated with our operations;
	uncertainties related to China’s legal system and economic, political and social events in China or in the other markets we serve;
	changes in governmental regulation, tax rates and similar matters;
	the adoption of health or safety regulations governing mobile telephone manufacturing;
	retention of key members of our senior management; and
	uncertainties related to the current global economic conditions.

For a discussion of these and additional factors, risks and uncertainties which could impact us and the statements contained herein, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K, as may be supplemented in our Quarterly Reports on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made by us in this Report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects.  All forward-looking statements and risk factors included in this Report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor to reflect changes in our expectations, future events, new information or otherwise.

Item 1.  Business.

Overview

SinoHub, Inc. (the “Company”) is an electronics company based in Shenzhen, PR China which services clients worldwide.  The Company is currently engaged in two business segments: electronics product manufacturing and sales (ICM, Integrated Contract Manufacturing), and electronic component sales and services (ECSS) which is comprised of electronic component sales (known as ECP) and electronic component supply chain management services (known as SCM).  We now report on each of ICM and ECSS as separate business segments.

SinoHub’s business operations are organized to take full advantage of the power of information exchange between its two business segments: ICM and ECSS.  In this sense, SinoHub has become a market maker for our ECSS mobile phone design house customers by using them as suppliers in our ICM business.

In 2010, our business mix was 69% ECSS and 31% ICM as compared to 100% ECSS in 2009.  The ICM business was immaterial in 2009.  By 2012, we expect the majority of our revenue will come from our ICM segment.  For further information on our performance by reportable segment, see Note 16 of the Notes to the Consolidated Financial Statements.

ICM

The ICM segment is currently focused on providing custom, private label mobile phones (also known as “white-box” mobile phones) to developing countries.  This fast growing segment of our business is capitalizing on a trend by carriers and distributors to offer their own brands with features and functionality targeted at their local markets.  SinoHub has implemented a new online reference design selection system which enables our customers to select a reference design as a starting point for our joint design process.  Having a turnkey solution for the entire joint design process is making it significantly easier and more efficient for customers to work with SinoHub to create handsets with features and functionality targeted at their local markets.  The Company expects to add about twenty new reference designs each month that are deemed best-of-breed from products made by its design house suppliers.  SinoHub built four assembly lines in April 2010 and added four more assembly lines in the third quarter of 2010.  Each assembly line is capable of producing 37,500 phones per month on average, giving SinoHub the capacity to manufacture 300,000 phones per month.  After installing its first three high-speed surface mount technology (SMT) lines to make motherboards and a medium-speed line that is primarily used for setup and testing in July 2010, SinoHub added four more high-speed SMT lines in the fourth quarter of 2010.  Each high-speed SMT line is capable of producing approximately 90,000 motherboards per month, thus giving the company the capacity to produce over 630,000 motherboards per month.

The Company leverages its relationships with over twenty top tier mobile phone design houses in China to get insight into new features and functionality, and to get reference designs that it puts online for its customers to use to pick a starting point for the joint design effort with SinoHub to field a new mobile phone.

ECSS

SinoHub’s ECSS segment includes procurement-fulfillment and spot electronic component sales to manufacturers and design houses, and warehousing, delivery and import/export.  Roughly eighty percent (80%) of our ECSS business with design house and manufacturer customers is related to mobile phones.  The components we source in this vertical market change rapidly in line with the rapid change of technology in this industry.

With the use of our proprietary, Web-based software platform, our ECSS division is also an electronic component supply chain management service provider, managing all aspects of the purchase and movement of electronic components from their receipt from suppliers in our Hong Kong warehouse to their delivery in Hong Kong or import into the People’s Republic of China (the “PRC”) and delivery to a manufacturer there.  We also handle the export of finished goods when that is required.  We use these same capabilities for the benefit of our ICM business.

Business Operations

SinoHub uses its Hong Kong warehouse as a staging point for ECSS procurement-fulfillment programs in which the Company purchases components associated with a bill of materials.  SinoHub also supports customers by providing a sourcing channel for electronic components that are not part of a specific procurement-fulfillment program.  In these cases, SinoHub utilizes its industry knowledge and relationships with components suppliers to source products at competitive prices and within time constraints.  SinoHub responds to these “spot” orders from customers, sources the product, confirms pricing, and executes delivery as required.

SinoHub carries inventory for its ICM business.  We also carry electronic components that we are staging for ECSS procurement-fulfillment projects.  Generally, we only buy components in our ECSS business with corresponding orders to purchase the components.

Development of SinoHub’s Business

SinoHub’s original business was the provision of supply chain management services to assist suppliers of electronic components with their supply chains into the PRC.  We refer to these customers as our “supplier” customers and they are both franchised and independent distributors of electronic components. SinoHub developed an integrated service offering, including warehousing, delivery and import/export to assist suppliers with delivery of electronic components to Chinese manufacturers.  From the outset, the majority of our business has been in the mobile phone vertical.  As our component customers and the market became more aware of and confident in our service offerings, the opportunity arose for us to generate integrated sales of components and supply chain management services in a streamlined approach to inventory management and order procurement-fulfillment and the ECSS business segment was born.

As our ECSS business grew we strengthened our relationships with mobile phone design house customers.  In late 2009 we realized that we had the opportunity to implement a powerful business model that rested on turning these design houses into suppliers and our ability to utilize the Internet to make it easy for customers to work with us through a joint design process that could create mobile phones with competitive advantages in their local markets.  As we demonstrated our ability to provide strategic support to the distributor and operator customers we recruited, we won more business from them.

Market Overview

ICM - White-box Mobile Phones in Developing Countries

In comparison to developed countries where consumers typically think of mobile phones as being provided by a small number of very large vendors, the market in developing countries is markedly different.  Most importantly, a large majority of mobile phones sold in these countries are defined as "white-box", or private-label phones, indicating that they are either unbranded or carry a regional, local brand name.  In the Global Communications Equipment Report published by JP Morgan on March 26, 2010 (the “JP Morgan Report”), JP Morgan forecast 13% year-over-year growth in global market handset volume in 2010, to 1.29 billion handsets, with a projected 9.1% growth rate for 2011 to 1.41 billion units. For the white-box market, there is an estimate for 2010 of 534 million handsets with almost 20% projected growth to 640 million handsets in 2011.

SinoHub sold over 1.15 million white-box phones to developing countries in Southeast Asia in 2010.  We expect continued growth in our ICM business in 2011 and beyond as SinoHub further penetrates the Southeast Asian markets, which have the lowest mobile device penetration rates, and relatively large populations.  For instance, Indonesia is the world’s 4th largest country by population with over 232 million people, yet the mobile device penetration rate is estimated at under 30%.  Therefore, we have targeted our ICM growth in large markets like this one in the region.  The JP Morgan Report also projects an increase in the global replacement cycle for mobile devices, with faster replacement cycles from consumers for these devices in Asia.  We believe that SinoHub’s ICM expansion plans are poised to capitalize on this growth potential.

The Electronic Component Industry in China

The world has witnessed the enormous growth of the Chinese electronic manufacturing industry over the past decade.  As a result, China is currently a leading consumer of electronic components.  We expect that this growth will continue to increase with the rapid development of new technologies and in turn to lead to growth in consumption of electronics products in China and China’s continuing growth as the world’s key electronics factory.

The rapid growth of electronic component distributors in China and the growth of Web-based Internet procurement have created a very fragmented electronic components market, with no distributor capturing significant market share.  To date even the biggest electronic component distributors in China (WPG, Arrow, Avnet and Yosun) do not provide complete SCM services to their customers, unlike in the US and Europe where large component manufacturers and franchise distributors provide complete SCM services to their customers.  SinoHub believes that the fragmented market for electronics components in China and the lack of an end-to-end SCM service offering create an opportunity for SinoHub to combine the sale of electronic components with efficient SCM services in its ECSS business segment to garner a share of the growing market for electronic components and services in China.

Company Strengths

We believe the strengths outlined below have contributed to our growth so far:

-	a robust business model underlying our ICM business that allows SinoHub to provide strategic support to our distributor and operator customers through our online joint design process;

-	the ability of our ICM business to fill the niche market for private label, custom mobile phones in developing markets with high quality, price competitive handsets;

-	close relationships with over twenty of China’s top tier design houses;

-	a supply chain management platform that connects customers, suppliers and SinoHub in a real time to provide our customers and SinoHub with total transparency into their supply chains;

-	continuous innovation of our proprietary online platforms to expand functionality and make it easier for our customers to do business with SinoHub;

-	specialized knowledge about component sourcing and pricing which we obtain from our ECSS and ICM businesses;

-
our ability to provide one-stop-shopping for our customers who wish to purchase components from us for delivery to the factory without the need to handle sourcing, import/export, or any other aspect of logistics or fulfillment;

-
SinoHub SCM Shenzhen’s Client Coordinator Enterprise Coordinator status with the Huanggang Customs authority and our China-wide AA Customs High Credit Enterprise status, which facilitate our ability to clear shipments through Customs and enables us to permit our customers to defer payment of Value Added Tax; and

-	a strong and seasoned management team with many years of experience in the electronic components industry.

SinoHub’s Strategy

SinoHub is an electronics company with its base of operations in China that has succeeded because of the business models and platforms we have built in each of our two business segments: ICM and ECSS.  Our long term goal is to make SinoHub a leading supplier of private label, custom design mobile phones.  It is also our long term strategy to establish SinoHub as an electronics powerhouse that facilitates the mobile revolution with fully integrated contract manufacturing, component procurement and sales and supply chain management services for mobile phones and devices.  To accomplish this strategy, we plan to:

-	increase awareness of SinoHub as a leading supplier of private label, custom design mobile phones that provides strategic support to our customers;

-	continue to enhance our online platforms and improve process efficiency;

-	better utilize existing capacity and add to capacity as needed to stay ahead of the demand curve;

-
continue to expand the services we provide to our customers. We believe that the scope of our services differentiates us from many of our competitors. We will continue to look for ways to provide more value added services to become a best-in-class service provider;

-	expand our integrated contract manufacturing business worldwide; and

-	leverage our reputation to pursue strategic acquisitions which we think will be accretive and fit with our business models.

We expect that by 2012 the majority of our revenues will be derived from our ICM business.  Our ability to grow our ICM business in line with our expectations is dependent in part upon our continued utilization of information derived from and the relationships made through our ECSS business.  SinoHub offers an ICM solution to our mobile phone distributor and operator customers that begins with a database of reference designs derived from motherboard designs provided by more than twenty top tier design house suppliers with whom we collaborate and a query interface that allows these customers to select a reference design that meets their criteria as a starting point for our joint design process.

Customers

SinoHub’s ICM Customers

To date SinoHub has 10 mobile phone distributor and operator customers for our ICM business in developing markets (Indonesia, India, Vietnam and China).  Our primary target customers are “local kings” (a term coined by MediaTek and Spreadtrum), distributors who sell 100,000 phones per month or more and have their own brand which has an established national identity in their home country.

SinoHub’s ECSS Customers

SinoHub has approximately 40 manufacturer customers. Our manufacturer customers are Chinese companies that are in the business of contract manufacturing or are design houses (currently limited to mobile phone design) in China.  These customers purchase components from us and ancillary to these purchases we also provide them procurement-fulfillment, electronic component purchasing and SCM services including warehousing, logistics and import/export.

SinoHub has approximately 80 supplier customers.  Our supplier customers are mainly companies incorporated outside of China which have representative offices in China and supply electronic components to Chinese manufacturers.  The services we provide to our supplier customers are SCM services comprised of warehousing, delivery and import/export.

Competition

SinoHub’s ICM Competitors

Prior to SinoHub’s joint design ICM offering, distributors and operators in developing countries had two choices to procure private label, custom design mobile phones for resale:

1.
They could buy from the larger white-box manufacturers like Tianyu or TCL who, even though they have their own brands, would be willing to create a custom design and put the customer’s local brand on it, but in this case they would have to order a minimum of approximately 200,000 phones. This led to inventory problems if the phones they procured were not big sellers.  SinoHub’s ICM business is still very small relative to these players, but the fact that we have an fully integrated offering and can handle lower volume orders really sets us apart from them.

2.
They could buy from smaller white-box manufacturers in Shenzhen like M2T Technologies and HonTech Communication Group who are much more flexible with initial order quantity, but then they could face quality problems and these suppliers do not have the financial resources to handle larger orders if the phone was successful.  Since competitors like M2T and HonTech have been in the white-box market longer than SinoHub, they have more volume than we do right now.  We compete with these companies primarily based on quality, the flexibility afforded by having our own manufacturing facility and our financial position.

SinoHub’s ECSS competitors

We compete with a number of companies in China that sell or distribute electronic component parts and which may also offer import/export, logistics and other SCM services.  We also compete with “in house” purchasing departments of large electronic component vendors, EMS providers and OEMs.  We believe that many of the distributors against which we compete provide some but not all of the SCM services that we provide. We do not believe that any other company distributing electronic components in China currently provides a complete SCM solution, although some electronic component vendors and distributors provide logistic services to their customers and we expect that our competitors will eventually seek to offer, directly or indirectly, a greater number of SCM services.  We also face competition from local import/export companies, which offer logistics services, although none of these companies focuses exclusively on the electronic components market.  Professional freight forwarders provide express delivery to customers, however, they do not provide electronic component inventory management, currency exchange, VAT invoicing, and Customs and excise tax services, and they are not focused on the electronics field.   We believe that SinoHub’s primary advantage over in-house purchasing departments is that the up-to-date sourcing and pricing knowledge which we gain from the large volume of components we handle as part of our ECSS business for suppliers and the knowledge we gain from the purchase transactions for our own component resale allows us to obtain better pricing and availability than these in-house departments in product categories such as mobile phones where the technology, pricing and availability of parts changes rapidly.  Our advantage over many electronic component distributors is that we have very detailed knowledge of what manufacturers are buying and that we have a broader knowledge of electronic component pricing from our database of parts that we import.

Seasonality

The ECSS business segment is seasonal in that roughly 90% of the products made by the manufacturers to which we sell electronic components are sold in China.  Sales are weaker in the first half and stronger in the second half because that is when products are manufactured for sale in the fourth quarter and the first quarter of the following year, which are the biggest quarters for sales of electronic products in China.

Bank Facilities

The Company has secured financing facilities with certain PRC banks to support our business operations. The facilities generally run for one year terms and are replaced by new facilities upon expiration.  We expect that we will be able to obtain replacement facilities for the facilities listed below upon their expiration.  The bank facilities include:

-
Letter of credit facility with China Construction Bank in the amount of $12,900,000 to support our component sales business.  Restricted cash balances are required as security for draws against the facility.  The facility renews each year and is available through January 2012.

-
Letter of credit facility with Industrial Bank in the amount of $7,100,000 to support our component sales business.  Restricted cash balances are required as security for draws against the facility.  In addition, the bank requires third party guarantees from two subsidiaries, SinoHub Electronics Shenzhen, Ltd. and Topology Communication Technology (Shenzhen) Ltd., and a director and his spouse, and an executive officer.  Also, the bank requires a third party guarantor.  The third-party guarantor is Ying Zhao Co., Ltd. The only relationship between the Company and Ying Zhao Co., Ltd. is the guaranty. The facility is available through November, 2011.

-
Letter of credit facility with Hangzhou Bank in the amount of $5,300,000 to support our component sales business.  Restricted cash balances are required as security for draws against the facility.  In addition, the bank requires third party guarantees from two subsidiaries, SinoHub SCM Shenzhen, Ltd., and B2B Chips, Ltd., and a director and an executive officer.  Also, the bank requires a third party guarantor.  The third-party guarantor is Meisun Technology Ltd.  The only relationship between the Company and Meisun Technology Ltd. is the guaranty. The facility renews each year and is available through May, 2011.

-
Letter of credit facility with Bank of Ningbo in the amount of $7,000,000 to support our electronics product manufacturing and sales business.  The bank requires the unlimited personal guaranty of an executive officer.  The facility renews each year and is available through December, 2011.

-
Letter of credit facility with Bank of Jiangsu in the amount of $9,000,000 to support our electronics product manufacturing and sales business.  The bank requires the unlimited personal guaranty of an executive officer.  In addition, the credit facility is secured by a lien on SinoHub's inventory and accounts receivable.  The facility renews each year and is available through May 2011.

Our Corporate Structure

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

SinoHub SCM Shenzhen, Ltd. was incorporated in December 2001 in the PRC to hold an import and export license in the PRC. SinoHub SCM Shenzhen, Ltd. purchases and sells electronic component parts and also provides customs clearance services to our customers. 100% of the equity interest in SinoHub SCM Shenzhen, Ltd. was held on behalf of SinoHub by SinoHub Electronics Shenzhen, Ltd. through a Declaration of Trust with SinoHub Electronics Shenzhen, Ltd. dated January 30, 2008.  On August 21, 2009 our wholly-owned subsidiary SinoHub Electronics Shenzhen, Ltd. exercised its rights under a declaration of trust with the spouse of a director who is a citizen of the PRC and a shareholder of the Company, as trustee (the "Trustee") to cause the shares of SinoHub SCM Shenzhen, Ltd. previously registered in the name of the Trustee to be registered in the name of SinoHub Electronics Shenzhen, Ltd.  SinoHub SCM Shenzhen, Ltd. is now directly and solely owned by SinoHub Electronics Shenzhen, Ltd.

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

B2B Chips, Limited was incorporated in June 2006 in Hong Kong to purchase and sell electronic components.  In 2010 the business conducted through B2B Chips, Limited was expanded to include the electronics product manufacturing and sales business.  B2B Chips, Limited is wholly owned by SinoHub Electronics Shenzhen, Ltd.

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

Employees

At December 31, 2010, there were 801 full-time employees of SinoHub and its subsidiaries, compared to 191 full-time employees of SinoHub and its subsidiaries at December 31, 2009.

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

The Company has a written Code of Business Conduct (the “Code of Business Conduct”) that applies to all of our personnel and a code of ethics (the “Senior Financial Officer Code of Ethics”) that applies to the Company’s Chief Executive Officer and senior financial officers, including the Company’s Chief Financial Officer, Controller and persons performing similar functions (collectively, the “Senior Financial Officers”). Printable copies of the Code of Business Conduct and the Senior Financial Officer Code of Ethics are available at www.sinohub.com under the heading Investors (Corporate Governance). Any amendments to or waivers from the Code of Business Conduct or the Senior Financial Officer Code of Ethics shall be posted to our website within four business days in accordance with paragraph (c) of Item 5.05 of Form 8-K.  In addition, the Company’s internet website includes other items related to corporate governance matters, including, among other things, charters of various committees of the Board of Directors.  The Company also intends to disclose on its internet website any amendments to the charters of various committees of the Board of Directors.

Item 1A.  Risk Factors.

Risks Related To Our Business

The industry in which we have chosen to concentrate our sales efforts is fast moving and our customers may not be successful in growing in pace with the industry.

We have chosen to concentrate our business efforts and resources in the fast-moving mobile phone business, where the life cycles of new products can be relatively short, and our available capital limits the number of new customers we can handle at any given time. We face the risk of our customers’ growth not keeping pace with this dynamic market, whether as a result of manufacturing products for which there is lesser demand, lack of capitalization or otherwise.  In addition, given our limited resources to evaluate new customers, if we ultimately select new customers who are less successful, it will provide a smaller return on our efforts than if we select more successful customers.  Despite our requirement of non-cancelable purchase orders from our customers and our efforts to investigate the credit histories of our customers, there is no guarantee that all our customers will be able to pay for all of the goods they order.

Our continued expansion into mobile phone sales will depend on the continued growth of the mobile communications industry, and if the mobile communications industry does not grow as we expect, our sales and profitability may be adversely affected.

In the past year we have made significant investments to enter into the business of selling private-label phones, which we expect to ultimately account for the majority of our revenues.  Sales of our mobile phone products depend on continued growth in mobile communications and continued growth in the private-label segment of the industry in the geographic markets we serve in terms of the number of existing mobile subscribers who upgrade or simply replace their existing mobile devices, the number of new subscribers and increased usage. As well, our sales and profitability are affected by the extent to which there is increasing demand for, and development of, value-added services, leading to opportunities for us to successfully market mobile devices that feature these services. These developments are outside of our control.

Allegations of health risks from the electromagnetic fields generated by mobile devices, and lawsuits and publicity relating to them, regardless of merit, could affect our operations negatively by leading consumers to reduce their use of mobile devices or by causing us to allocate monetary and personnel resources to these issues.

There has been public speculation about possible health risks to individuals from exposure to electromagnetic fields from the use of mobile devices such as mobile phones, which we manufacture and sell in our ICM business and to which our ECSS business is dedicated.  While a substantial amount of scientific research conducted to date by various independent research bodies has indicated that these radio signals, at levels within the limits prescribed by public health authority safety standards and recommendations, present no adverse effect to human health, we cannot be certain that future studies, irrespective of their scientific basis, will not suggest a link between electromagnetic fields and adverse health effects that would adversely affect our sales and share price. Research into these issues is ongoing by government agencies, international health organizations and other scientific bodies in order to develop a better scientific and public understanding of these issues.

Although we believe our products and solutions are designed to meet all relevant safety standards and recommendations globally, even a perceived risk of adverse health effects of mobile communications devices could adversely affect us through a reduction in sales of mobile devices or increased difficulty in obtaining sites for base stations, and could have a negative effect on our reputation and brand value as well as harm our share price.

Our management and a certain significant shareholder owning more than 10% of our common stock collectively own a high percentage of our common stock.

Collectively, our officers, directors and a certain significant shareholder (the sole shareholder outside of management to own 10% or more of our common stock) own or exercise voting and investment control over approximately 37% of our outstanding common stock.  As a result, investors may be prevented from affecting matters involving the company, including:

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

While we believe that our manufacturer customers sell approximately 90% of their products in the Chinese market, the sales of mobile phones in our ICM business unit to date have almost all been overseas and to the extent the Company or its manufacturer customers sell overseas, factors which adversely affect export of electronic products from China may materially and adversely affect our business, financial condition, results of operations and business prospects, including regulatory restrictions, trade disputes, industry-specific quotas, copyright levies, tariffs, non-tariff barriers and taxes that may result in limiting exports from China.

Our business is sensitive to general economic conditions.

As the vast majority of our sales in our procurement-fulfillment business are to manufacturers and design houses in China which in turn causes the end products to be distributed to consumers in China, our procurement-fulfillment business could be adversely affected if there were to be a slowdown in the consumer demand in China for products incorporating the components we sell or we process for our supplier customers.  Our mobile phone sales, which have become an increasingly significant portion of our business, are primarily made outside of China to other countries in Asia such Indonesia and India.  Accordingly, our mobile phone business could be adversely affected if there were to be a slowdown in the consumer demand for mobile phones in those countries. Our business may also be negatively affected by rising labor and material costs in China and, to the extent the Company or its manufacturer customers sell overseas, by a downturn in general economic condition in importing countries and regions.

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

SinoHub’s strategy envisions a period of rapid growth that may impose a significant burden on its administrative and operational resources. The growth of SinoHub’s business will require significant investments of capital, expansion of facilities and management’s close attention. SinoHub’s ability to effectively manage its growth will require it to substantially expand the capabilities of its administrative and operational resources and to attract, train, manage and retain qualified management, technicians and other personnel.  If SinoHub is unable to successfully manage its growth, SinoHub may be unable to achieve its goals.

In order to grow at the pace expected by management, we will require additional capital to support our long-term business plan. If we are unable to obtain additional capital in future years, we may be unable to proceed with our long-term business plan and we may be forced to curtail or cease our operations or further business expansion.

We will require additional working capital to support our long-term business plan.  A large proportion of the Company’s business is procurement-fulfillment which requires the Company to have available capital to purchase components for inventory prior to reselling those components to customers.  In addition, our ICM business, which is currently a significant portion of our business and which we expect to generate the majority of our revenue in the future, will also require working capital to purchase components required to fill orders for products.  Our ICM business also requires capital to build inventory and for equipment and facilities used to manufacture and/or assemble products.  A lack of sufficient capital beyond cash on hand and funds available under the Company’s credit facilities can be expected to significantly impair the Company’s ability to take on new customers and the size of the orders the Company can take from existing customers.  Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers and suppliers.  We may also underestimate our capital requirements and other expenditures or overestimate our future cash flows.  In such event, additional capital, debt or other forms of financing may be required for our working capital.  We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources, especially in light of the current economic environment.  If we are unable to raise additional financing, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis.  In addition, a lack of additional financing could force us to substantially curtail or cease operations.  As a result, our business, operating results, liquidity and financial position would be adversely affected.

We may issue additional shares of our capital stock, which would reduce the equity interest of our shareholders.

To raise funds, we may need to issue new equity securities which could result in additional dilution to our shareholders and investors.  Additional financings could also result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities or containing covenants that would restrict our operations and strategy. In addition, we may grant registration rights to investors purchasing our equity securities in the future which could increase the number of shares available to the public or restrict our ability to use registration statements to sell our securities.

We face risks associated with debt financing (including exposure to increases in interest rates and lacking sufficient funds to repay debt).

Our total outstanding indebtedness for bank borrowings as of December 31, 2010 was $37 million.  The interest rates on these bank loans are fixed on an annual basis.  Our obligations under our existing loans have been mainly met through the cash flow from our operations and our financing activities.  We are subject to risks normally associated with debt financing, including the risk of significant increase in interest rates as borrowings increase or are rolled over for additional periods, typically on an annual basis and the risk that our cash flow will be insufficient to meet required payment of principal and interest.  In the past, cash flow from operations had been sufficient to meet payment obligations and/or we have been able to roll over our borrowings.  There is however no assurance that we will be able to do so in the future.  Failure to pay loans or any portion thereof when due could result in the acceleration of any obligations due under the loans and hinder our ability to obtain additional financing, if necessary, to the extent any loans contain covenants restricting our ability to obtain additional financing while such loans are outstanding, or to the extent our existing leverage discourages other potential investors.

The competitive pressures we face could have a material adverse affect on our business.

The market for our products and services is very competitive and subject to rapid technological change. We compete with many other suppliers in our ICM business, with other distributors and in-house service teams in the electronic component sales aspect of our ECSS business and with other third-party logistics providers in the supply chain management aspect of our ECSS business.  Our failure to maintain and enhance its competitive position could adversely affect its business and prospects. Furthermore, our efforts to compete in the marketplace could cause deterioration of gross profit margins and, thus, overall profitability.  The sizes of our competitors vary across business segments, as do the resources we have allocated to the segments in which it does business.  Therefore, some of the competitors may have a more extensive customer base than hawse have in all or some of our business segments or greater resources and funding to capture clients in such segments.

Unexpected order cancellations by our customers could materially adversely affect our business, results of operations, financial condition or liquidity.

Our sales are typically made pursuant to individual purchase orders, and we generally do not have long-term contracts with our customers.  We try to limit the risk of non-payment by providing that customer orders for mobile phones are backed by deposits or letters of credit and that procurement-fulfillment projects and purchase orders for component purchases are non-cancelable.  However, we do provide our customers with payment terms on component sales that occur in connection with procurement-fulfillment projects and spot purchases.  While we generally collect a deposit of 15-20% on each procurement-fulfillment project, deal only in standard components, and limit the size of each order, we cannot be certain that every invoice for a completed order will be paid on time and that collection issues will not materially adversely affect our business, results of operations, financial condition or liquidity.

SinoHub generally does not have long-term contracts with its significant customers.

We generally do not have long-term contracts with our customers.  In 2010, SinoHub had three customers, who accounted for 10%, 7%, and 5% of our revenue, respectively.  While we expect this concentration to go down as our business expands, if the concentration remains and we are not able to secure further business from these customers or are unable to replace the business provided by these customers, it may have a material adverse affect on our business, results of operations, financial condition or liquidity.

The consumer electronics industry is subject to significant fluctuations in the availability of raw materials and components. If we do not properly anticipate the need for critical raw materials and components, we may be unable to meet the demands of our customers and end-users, which could reduce our competitiveness, cause a decline in our market share and have a material adverse effect on our results of operations.

If the availability of raw materials and components decreases, the cost of acquiring those raw materials and components ordinarily increases. If we fail to procure adequate supplies of raw materials and components in anticipation of our customers' orders or end-users’ demand, our gross margins may be negatively impacted due to higher prices that we are required to pay for raw materials and components in short supply. High growth product categories have experienced chronic shortages of raw materials and components during periods of exceptionally high demand. If we do not properly anticipate the need for critical raw materials and components, we may pay higher prices for the raw materials and components, and we may be unable to meet the demands of our customers and end-users, which could reduce our competitiveness, cause a decline in our market share and have a material adverse effect on our results of operations.

Unanticipated disruptions in our operations or slowdowns by our suppliers and shipping companies could adversely affect our ability to deliver our products and service our customers which could materially and adversely affect our revenues and our relationships with our customers.

Our ability to provide high quality customer service, process and fulfill orders and manage inventory depends on:

	the efficient and uninterrupted operation of our procurement and distribution functions; and
	the timely and uninterrupted performance of third party suppliers, shipping companies, and dock workers.
Any material disruption or slowdown in the operation of our procurement and distribution functions, manufacturing facilities or management information systems, or comparable disruptions or slowdowns suffered by our principal manufacturers, suppliers and shippers could cause delays in our ability to receive, process and fulfill customer orders and may cause orders to be canceled, lost or delivered late, goods to be returned or receipt of goods to be refused. As a result, our revenues and operating results could be materially and adversely affected.

The components which we sell in our ECSS business or incorporate in the products sold in our ICM business are designed or manufactured by third parties and if third-party manufacturers lack sufficient quality control or if there are significant changes in the financial or business condition of such third-party manufacturers, it may have a material adverse effect on our business.

We rely on third-party suppliers for the components that we sell in our ECSS business and incorporate in the products we sell in our ICM business.  If third parties lack sufficient quality control or if there are significant changes in the financial or business condition of such third parties, it could have a material adverse effect on our business.  While we do not believe we have any warranty liability for the components we sell in our ECSS business, if the manufacturers do not stand by their warranties or other problems with such supply develops, it could affect our business.

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

In some cases, if the quality issue affects the product’s safety or regulatory compliance, then such a “defective” product may need to be recalled.  In the case of our ICM business, depending on the nature of the defect and the number of products in the field, we might have an obligation to recall a product, which could cause us to incur substantial recall costs, in addition to the costs associated with the potential loss of future orders, and the damage to our goodwill.  In addition, we may be required to pay damages for failed performance that might exceed the revenue that we receive from the contracts.  Recalls involving regulatory agencies could also result in fines and additional costs.  Finally, recalls could result in third-party litigation, including class action litigation by persons alleging common harm resulting from the purchase of the products.

SinoHub faces risks relating to intellectual property rights.

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

SinoHub is dependent on our continued ability to hire and retain skilled technical and managerial personnel.

SinoHub’s continued success depends in large part on its continued ability to attract, train, motivate and retain qualified management and highly-skilled employees, particularly managerial, technical, sales, and marketing personnel, technicians, and other critical personnel. Any failure to attract and retain the required highly-trained managerial and technical personnel who are integral to production and development and technical support teams may have a negative impact on the operation of SinoHub’s plants, which would have a negative impact on revenues. There can be no assurance that SinoHub will be able to attract and retain skilled persons and the loss of skilled technical personnel would adversely affect its business.

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

We incur significant costs to ensure compliance with United States corporate governance and accounting requirements.

We incur significant costs associated with our public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission, or the Commission. We expect all of these applicable rules and regulations to cause us to continue to incur substantial legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to maintain affordable director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; as a result, current and potential stockholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting.  We cannot be certain that the measures we have undertaken to comply with Section 404 will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective.  Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the national securities exchanges and the inability of registered broker-dealers to make a market in our common stock, which could reduce our stock price.

Risks Related to Conducting Business in the People’s Republic of China

SinoHub’s Chinese operations subject it to certain risks inherent in conducting business operations in China, including political instability and foreign government regulation, which could significantly impact its ability to operate in such countries and impact its results of operations.

To date, SinoHub has conducted a majority of its business in China and all of its operations other than ICM sales and marketing are conducted in the PRC or Hong Kong.  SinoHub’s Chinese operations are, and will be, subject to risks generally associated with conducting businesses in China and in other developing foreign countries, such as:

-	any general economic downturn in China which affects consumer demand for the components we process and sell;

-	changes in applicable laws and regulations - for example, Customs regulations in China are quite complicated and are subject to change;

-	challenges to, or failure of, title - should the Company purchase facilities, it is more difficult in China to perfect clear title than it is in the United States and this represents a potential risk;

-
changes in foreign economic and political conditions - to the extent SinoHub sells overseas and to the limited extent that the Company’s manufacturer customers sell overseas, economic downturns and political instability outside of China is bad for our business. Also, since China is an export driven economy, economic downturns overseas are bad for China generally and this will have some effects on our manufacturer customers which make products for the local Chinese market;

-	export and import restrictions - as noted above, Customs regulations change frequently and such changes could have negative effects on our business;

-
tariffs, Customs, duties and other trade barriers - VAT and Customs Duty make electronic components more expensive in China (roughly 85% are imported), which makes products such as mobile phones, components of which are core to the Company’s business, more expensive in China;

-
difficulties in staffing and managing foreign operations - the number of qualified managers in China is much less than the need, therefore it is hard for the Company to hire highly qualified managers; and

-
difficulties in enforcing agreements - China’s legal system is not as fully developed as the legal system in the United States, which means there is more risk that the Company could have difficulty enforcing agreements.

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

Substantially all of our assets are located in China and substantially all of our revenue is derived from our operations in China other than sales of ICM products which are generally made outside of China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China.

While China’s economy has experienced a significant growth in the past twenty years, growth has been irregular, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by the government control over capital investments, changes in tax regulations, changes in interest rates, or availability of credit.

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

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and Chinese Renminbi (RMB) and between those currencies and other currencies in which our sales may be denominated, because the majority of our ECSS earnings and of our cash assets are denominated in RMB.  In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Although we have no current intention to pay any dividends in the foreseeable future, fluctuations in the exchange rate would also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

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

Currently, all of the components we sell to our Chinese customers are imported.  In the event that the U.S. dollar appreciates against the RMB, our costs will increase.  If we cannot pass the resulting cost increases on to our customers, our profitability and operating results will be adversely affected.  In addition, as our sales to international customers grow, we will be increasingly subject to the risk of foreign currency depreciation.

We may be restricted from exchanging RMB to other currencies in a timely manner.

At the present time the RMB is not an exchangeable currency. The Company receives the majority of its revenue in RMB, a portion of which may need to be exchanged to other currencies, primarily U.S. dollars, and remitted outside of the PRC. Effective from July 1, 1996, foreign currency “current account” transactions by foreign investment enterprises, including Sino-foreign joint ventures, are no longer subject to the approval of State Administration of Foreign Exchange, or SAFE, but need only a ministerial review, according to the foreign exchange regulations. Current account items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services. Distributions to joint venture parties also are considered a current account transaction. Other non-current account items, known as capital account items, remain subject to SAFE approval. Under current regulations, the Company can obtain foreign currency in exchange for RMB from swap centers authorized by the government. The Company does not anticipate problems in obtaining foreign currency to satisfy its requirements; however, there is no assurance that foreign currency shortages or changes in currency exchange laws and regulations by the PRC government will not restrict the Company from exchanging RMB in a timely manner. If such shortages or changes in laws and regulations occur, the Company may accept RMB, which can be held or reinvested in other projects.

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

The People's Republic of China historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of employees who are qualified to assist us in application of such concepts and practices to work in the People's Republic of China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Because our assets and operations are located in China, you may have difficulty enforcing any civil liabilities against us under the securities and other laws of the United States or any state.

SinoHub, Inc. is a holding company, and substantially all of its assets are located in the People’s Republic of China.  In addition, some of our directors and officers are non-residents of the United States and all or a substantial portion of the assets of these non-residents are located outside the United States.  As a result, it may be difficult for investors to effect service of process within the United States upon these non-residents, or to enforce against them judgments obtained in United States courts, including judgments based upon the civil liability provisions of the securities laws of the United States or any state.

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

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to PRC laws and regulations including those applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is a civil law system based on written statutes. Unlike common law systems, decided legal cases have little precedential value in the PRC. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation since 1979 has significantly enhanced the protections afforded to various forms of foreign investment in China. However, PRC laws and regulations change frequently and the interpretation of laws and regulations is not always uniform and enforcement thereof can involve uncertainties. For instance, we may have to resort to administrative and court proceedings to enforce the legal protection that we are entitled to by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be difficult to evaluate the outcome of administrative court proceedings and the level of law enforcement that we would receive in more developed legal systems. Such uncertainties, including the potential inability to enforce our contracts, could limit legal protections available to you and us and could affect our business and operations. In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the industries in which we operate, including the promulgation of new laws. This may include changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the availability of law enforcement, including our ability to enforce our agreements with PRC government entities and other foreign investors.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Non-U.S. companies, including some of our competitors, are not subject to these prohibitions.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage.  Although we inform our personnel and other agents that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Any recurrence of Severe Acute Respiratory Syndrome (SARS), Avian Flu, or another widespread public health problem, in the PRC could adversely affect our operations.

A renewed outbreak of SARS, Avian Flu, or another widespread public health problem in China, where all of our manufacturing facilities are located and where the substantial portion of our sales occur, could have a negative effect on our operations. Our business is dependent upon its ability to continue to manufacture products. Such an outbreak could have an impact on our operations as a result of:

	quarantines or closures of some of our manufacturing facilities, which would severely disrupt our operations,

	the sickness or death of our key officers and employees, and

	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

We face risks related to natural disasters, terrorist attacks or other events in China that may affect usage of public transportation, which could have a material adverse effect on our business and results of operations.

Our business could be materially and adversely affected by natural disasters, terrorist attacks or other events in China. For example, in early 2008, parts of China suffered a wave of strong snow storms that severely impacted public transportation systems. In May 2008, Sichuan Province in China suffered a strong earthquake measuring approximately 8.0 on the Richter scale that caused widespread damage and casualties. The May 2008 Sichuan earthquake has had a material adverse effect on the general economic conditions in the areas affected by the earthquake. Any future natural disasters, terrorist attacks or other events in China could cause a reduction in usage of or other severe disruptions to, public transportation systems and could have a material adverse effect on our business and results of operations.

PRC labor laws restrict our ability to reduce our workforce in the PRC in the event of an economic downturn and may increase our labor costs.

In June 2007, the National People’s Congress of the PRC enacted the Labor Contract Law, which became effective on January 1, 2008. To clarify certain details in connection with the implementation of the Labor Contract Law, the State Council promulgated the Implementing Rules for the Labor Contract Law, or the Implementing Rules, on September 18, 2008 which came into effect immediately. The Labor Contract Law provides various rules regarding employment contracts that will likely have a substantial impact on employment practices in China. The Labor Contract Law imposes severe penalties on employers that fail to timely enter into employment contracts with employees. The employer is required to pay a double salary to the employee if it does not enter into a written contract with the employee within one month of the employment, and a non-fixed-term contract is assumed if a written contract is not executed after one year of the employment. Additionally, the Labor Contract Law sets a limit of two fixed-term contracts regardless of the length of each term, after which the contract must be renewed on a non-fixed-term basis should the parties agree to a further renewal unless otherwise required by the respective employee. This requirement curtails the common practice of continuously renewing short-term employment contracts. The Implementing Rules appear to further tighten this rule by suggesting that an employee has the right to demand a non-fixed-term contract upon the completion of the second fixed term regardless of whether the employer agrees to a contract renewal. A non-fixed-term contract does not have a termination date and it is generally difficult to terminate such a contract because termination must be based on limited statutory grounds. The employer can no longer supplement such statutory grounds through an agreement with the employee. In addition, the Labor Contract Law requires the payment of statutory severance upon the termination of an employment contract in most circumstances, including the expiration of a fixed-term employment contract.

Under the Labor Contract Law, employers can only impose a post-termination non-competition provision on employees who have access to their confidential information for a maximum period of two years. If an employer intends to maintain the enforceability of a post-termination non-competition provision, the employer has to pay the employee compensation on a monthly basis post-termination of the employment. Under the Labor Contract Law, a “mass layoff” is defined as termination of more than 20 employees or more than 10% of the workforce. The Labor Contract Law expands the circumstances under which a mass layoff can be conducted, such as when a company undertakes a restructuring pursuant to the PRC Enterprise Bankruptcy Law, suffers serious difficulties in business operations, changes its line of business, performs significant technology improvements, changes operating methods, or where there has been a material change in the objective economic circumstances relied upon by the parties at the time of the conclusion of the employment contract, thereby making the performance of such employment contract impractical. The employer must follow specific procedures in conducting a mass layoff. There is little guidance on what penalties an employer will suffer if it fails to follow the procedural requirements in conducting the mass layoff. Finally, the Labor Contract Law requires that the employer discuss the company’s internal rules and regulations that directly affect the employees’ material interests (such as employees’ salary, work hours, leave, benefits, and training, etc.) with all employees or employee representative assemblies and consult with the trade union or employee representatives on such matters before making a final decision.

All of our employees based exclusively within the PRC are covered by the new laws. As there has been little guidance and precedents as to how the Labor Contract Law and its Implementing Rules shall be enforced by the relevant PRC authorities, there remains uncertainty as to their potential impact on our business and results of operations. The implementation of the Labor Contract Law and its Implementing Rules may increase our operating expenses, in particular our personnel expenses and labor service expenses. If we want to maintain the enforceability of any of our employees’ post-termination non-competition provisions, the compensation and procedures required under the Labor Contract Law may add substantial costs and cause logistical burdens to us. Prior to the new law such compensation was often structured as part of the employee’s salary during employment, and was not an additional compensation cost. In the event that we decide to terminate employees or otherwise change our employment or labor practices, the Labor Contract Law and its Implementing Rules may also limit our ability to effect these changes in a manner that we believe to be cost-effective or desirable, which could adversely affect our business and results of operations. In particular, our ability to adjust the size of our operations when necessary in periods of recession or less severe economic downturns such as the recent financial turmoil may be affected. In addition, during periods of economic decline when mass layoffs become more common, local regulations may tighten the procedures by, among other things, requiring the employer to obtain approval from the relevant local authority before conducting any mass layoff. Such regulations can be expected to exacerbate the adverse effect of the economic environment on our results of operations and financial condition.

Our failure to fully comply with PRC labor laws exposes us to potential liability.

Companies operating in China must comply with a variety of labor laws, including certain social insurance, housing fund and other staff welfare-oriented payment obligations. While we believe we have complied with such obligations, there exist uncertainties to the interpretation, implementation and enforcement of such obligations.  If relevant governmental authorities determine that we have not complied fully with such obligations, we may be in violation of applicable PRC labor laws and we cannot assure you that PRC governmental authorities will not impose penalties on us for any failure to comply. In addition, in the event that any current or former employee files a complaint with relevant governmental authorities, we may be subject to making up such staff-welfare oriented obligations as well as paying administrative fines.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Risks Related to Ownership of SinoHub Common Stock

There can be no assurance that a liquid public market for our common stock will exist in the future.

Although our common stock is listed on the NYSE Amex stock exchange, our average daily trading volume in the last three months of 2010 was about 177,000 shares and there may not be a highly liquid market in our common stock in the future. There can also be no assurance as to the strength of any market for our common stock or the prices at which holders may be able to sell their shares.

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

If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

While we do not believe that there is a current basis for delisting our common stock, if our common stock were removed from listing with the NYSE Amex, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a penny stock to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock were delisted and determined to be a penny stock, a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market. Investors in penny stocks should be prepared for the possibility that they may lose their whole investment.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We do not currently own any real property.  In China, only the PRC government and peasant collectives may own land.  We lease the real properties described below.

Corporate Office. We lease 27,600 square feet of combined office and warehouse space located at 6/F, Building 51, Road 5, Qiongyu Blvd., Technology Park, Nanshan District,, Shenzhen 518053, People’s Republic of China. This location is our corporate headquarters. We occupy this facility under a lease that commenced on August 10, 2008 and ends on August 30, 2013. The base rent for this facility is approximately $12,690 per month for the first three years of the lease term.  We use the facility for both our ECSS and our ICM businesses.

Import/Export Department Office near Huanggang Customs. We lease 1,076 square feet of office space located at Unit 1904, Huang Cheng Guang Chang Da Sha, Rd. Huanggang, Futian District, Shenzhen, People’s Republic of China. We occupy this facility under a lease that commenced on June 6, 2010 and ends on June 6, 2012. Our monthly rental cost is about $805.  We use the facility mainly for our ECSS business.

Hong Kong Facility.  We lease approximately 26,500 square feet of warehouse space at Unit B, 17th Floor, Tins Plaza, 3 San On Street, Tuen Mun, N.T. Kowloon, Hong Kong SAR for a monthly rental of about $14,996.  We occupy this facility under a lease that commenced on July 2, 2008 and ends on June 1, 2011.  We also lease approximately 53,000 square feet of warehouse space at Unit B, 22nd Floor, Tins Plaza, 3 San On Street, Tuen Mun, N.T. Kowloon, Hong Kong SAR for a monthly rental of about $28,500.  We occupy this facility under a lease that commenced on December 10, 2009 and ends on January 31, 2013.  We treat these two spaces as a single warehouse.  We use the facility for both our ECSS and our ICM businesses.

Baoan Facility.  We lease approximately 104,410 square feet of manufacturing space located at No. 49, Zhou Shi Rd, Shiyan, Baoan District, Shenzhen, People’s Republic of China. We occupy this facility under a lease that commenced on April 4, 2010 and ends on April 4, 2013. Our monthly rental cost is about $23,500.  We use the facility for our ICM business.

Che Gong Miao Facility.  We lease approximately 4,070 square feet of office space located at Unit 12B, Hong Song Building A, Tairan Six Rd., Futian District, Shenzhen, People’s Republic of China. We occupy this facility under a lease that commenced on March 18, 2010 and ends on March 31, 2015. Our monthly rental cost is about $4,600.  We use the facility for our ICM business.

Item 3.  Legal Proceedings.

None.

Item 4.  [Removed and Reserved.]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and IssuerPurchases of Equity Securities.

Market Information

SIHI common stock is quoted on the NYSE Amex under the symbol “SIHI”.  Presented below is the high and low closing bid information of SinoHub’s common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	SinoHub COMMON STOCK

	HIGH	LOW

FISCAL YEAR ENDING DECEMBER 31, 2010:
Fourth Quarter	$3.10	$1.99
Third Quarter	$2.85	$1.68
Second Quarter	$3.10	$2.50
First Quarter	$4.20	$2.80

FISCAL YEAR ENDING DECEMBER 31, 2009:
Fourth Quarter	$5.70	$2.90
Third Quarter	$4.95	$2.50
Second Quarter	$2.60	$2.05
First Quarter	$2.50	$2.05

Our common shares are issued in registered form. The registrar and transfer agent for our shares is:

Interwest Transfer Co. Inc.
1981 Murray Holladay Road, Suite 100
Salt Lake City, UT  84117
Telephone: 801-272-9294
Facsimile: 801-277-3147

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of 2010 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) ) (c)
Equity compensation plans approved by security holders (1)	1,061,198	$2.50	2,409,813
Equity compensation plans not approved by security holders	-	-	-
Total	1,061,198

(1)
Consists of our 2000  Stock Incentive Plan and Amended and Restated 2008 Stock Plan (the “2008 Plan”). See Note 12—“Stock Options” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.  The Company’s stockholders approved the 2008 Plan at the Company’s annual meeting of stockholders on June 19, 2009.

Holders

As of February 28, 2011, there were approximately 580 holders of record of our common stock.  The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future.  Our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

None.

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

OVERVIEW

Our Business

SinoHub, Inc. (the “Company”) is an electronics company based in Shenzhen, PR China which services clients worldwide.  The Company is currently engaged in two business segments: electronics product manufacturing and sales (ICM, Integrated Contract Manufacturing), and electronic component sales and services (ECSS) which is comprised of electronic component sales (known as ECP) and electronic component supply chain management services (known as SCM).  We now report on ICM and ECSS as separate business segments.

SinoHub’s business operations are organized to take full advantage of the power of information exchange between its two business segments: ICM and ECSS.  In this sense, SinoHub has become a market maker for our ECSS mobile phone design house customers by using them as suppliers in our ICM business.

In 2010, our business mix was 69% ECSS and 31% ICM as compared to 100% ECSS in 2009.  The ICM business was immaterial in 2009.  By 2012, we expect the majority of our revenue will come from our ICM segment.  For further information on our performance by reportable segment, see Note 16 of the Notes to the Consolidated Financial Statements.

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

Business Operations

SinoHub uses its Hong Kong warehouse as a staging point for ECSS procurement-fulfillment programs in which the Company purchases components associated with a bill of materials.  SinoHub also supports customers by providing a sourcing channel for electronic components that are not part of a specific procurement-fulfillment program.  In these cases, SinoHub utilizes its industry knowledge and relationships with components suppliers to source products at competitive prices and within time constraints.  SinoHub responds to these “spot” orders from customers, sources the product, confirms pricing, and executes delivery as required.

SinoHub carries inventory for its ICM business.  We also carry electronic components that we are staging for ECSS procurement-fulfillment projects.  We never buy components in our ECSS business without a corresponding order to purchase the components.

Consolidated Results of Operations

The Company derived revenue and gross profit in 2010 from electronics product manufacturing and sales (ICM, Integrated Contract Manufacturing), and electronic component sales and services (ECSS), which is comprised of electronic component sales (known as ECP) and electronic component supply chain management services (known as SCM).

SCM services are generally provided to all customers (these services are integrated into the ECP and ICM businesses).  The Company recognizes revenue from SCM services when the services are provided.  Revenue from ICM and from ECP is based on quoted prices and is recognized at the time of shipment to customers.  Sales are recorded net of discounts and allowances.  In all cases, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services rendered, the sales price is determinable, and collectability is reasonably assured.

Cost of sales for SCM services primarily represents direct costs incurred for providing SCM services, including logistics services, import/export services, warehouse services and a number of ancillary services such as kitting, insurance, repackaging and re-labeling.  Cost of sales for ECP primarily represents the cost of components and expenses directly related to component procurement.  Cost of sales for ICM represents all costs associated with the operation of the Topology factory, the cost of designs purchased from design houses, and the cost of components that go into the manufacturing process.

SCM pricing is negotiated based on a percentage of the value of the goods handled.  For ECP, the Company makes a margin based on the difference between the price at which it buys electronic components and the price at which it sells these parts to the customer.  The price of products and services delivered in the ICM business unit is based on negotiation and gross margin varies with each order. Typically the same mobile phone will be ordered by a customer in a number of different purchase orders over a period of three to four months.  Because the price of components generally declines through time, the gross margin on a particular phone generally increases with repeat orders.

Selling, general and administrative expenses include salaries paid to employees, employee related expenses, professional fees, marketing costs, technology costs, sales commissions, depreciation, rent, and related office and facility expenses.

Fiscal Year Ended December 31, 2010 Compared to December 31, 2009

Overall Results

The Company reported net income for the year ended December 31, 2010 of $19.1 million compared to $12.4 million in 2009, an increase of 54%.

Net Sales

Net sales for the year ended December 31, 2010 were $196.7 million, up 53.2% from $128.4 million recorded in 2009.  The Company reports net sales on the basis of two business segments: electronic component sales and supply chain management services (collectively ECSS), and electronics product manufacturing and sales (ICM).

In the year ended December 31, 2010, net sales of the ECSS segment increased 5.5% to $135.5 million from $128.4 million in 2009.  In the year ended December 31, 2010, net sales of the ICM segment were $61.2 million.  The net sales in this segment were immaterial during the prior year.  The rapid growth of our integrated contract manufacturing business was supported by sales of new equity in the first quarter of 2010.

Gross Profit

The Company recorded gross profit of $37.8 million in the year of 2010 compared with $22.4 million in 2009.  The gross profit margin for the year of 2010 increased to 19.2% from 17.4% in 2009.  However, the Company intends to deemphasize its electronic component sales aspect of its ECSS business over time because as volume increases, ECP gross margins tend to decline because larger customers demand lower pricing and the occasional opportunity for us to make a very high margin transaction caused by a large price discrepancy between what the Company buys a component for and its sales price will not have as dramatic an effect on the overall gross profit earned for the period.

Operating Expenses

Total operating expenses were $11.8 million or 6.0% of revenues in 2010, compared to $6.2 million, or 4.8% of revenues in 2009.  Selling, general and administrative expenses increased to $8.7 million in 2010 from $5.0 million in 2009, representing approximately 4.4% of revenues in 2010 compared to 3.9% in 2009. The largest factors in the increase in selling, general and administrative expenses from 2009 to 2010 were salaries and fringe benefits due to the large increase in headcount related to creating the infrastructure for our rapidly expanding ICM business.  Other significant factors in the increase were customs clearance and management fees, logistics fees, staff travel, and office and warehouse rent to support the general growth in sales and expanded operations.  Depreciation was $1.3 million in 2010, compared to $553,000 in 2009 with the increase due primarily to additional leasehold improvements.

Income from Operations

The Company recorded income from operations of $26.1 million in 2010, as compared with income from operations of $16.2 million in 2009.

Income Taxes

The Company recorded income tax expense of $6.7 million in 2010, as compared with $3.7 million in 2009.  The Company’s effective tax rate was 26% in 2010 compared to 23% in 2009.  Income tax estimates in interim periods have varied as the Company has adjusted provisions and accruals in light of actual tax filings.

Foreign Currency Translation Gain and Comprehensive Net Income

The Company reported foreign currency translation gains of $1.9 million in 2010, compared with foreign currency translation gains of $64,000 in 2009 reflecting increasing valuation of RMB against USD during 2010.  Comprehensive net income (net income plus foreign currency translation gains) was $21.0 million in 2010 compared with $12.4 million in 2009.

CONSOLIDATED FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

SinoHub’s strategic plan is focused on the growth of our ICM business segment.  In 2011 the Company will focus on mobile phone sales in Indonesia and India. This will require investment in inventory for ICM orders, and, depending on our growth, additional investment in our manufacturing and assembling facilities.  As a result of the working capital investments necessary to support these plans, the Company will continue to require cash and financing resources to meet and exceed its objectives. The Company’s cost of capital from equity sales increased to 8.8% with the private financings we closed in March 2010 due to market conditions and the participation of an investment bank as placement agent.  Our cost of capital with China Construction Bank, Industrial Bank, Hangzhou Bank and Bank of Ningbo was approximately 5.4% at December 31, 2010. Some of the working capital the Company intends to raise in the near to medium term is expected to come from Chinese banks, which, to date, have not been affected by the global credit crisis nearly as much as the US and European banks although the credit available through banks in China could be affected by Chinese monetary policies.  We will also seek to raise additional capital from multinational banks and in public or private equity offerings.

We believe SinoHub’s new integrated contract manufacturing business can grow rapidly with the expansion of our manufacturing facility and with additional inventory.  Additional working capital would enable us to purchase more electronic components from our suppliers, which should lower our costs, and thus enhance our profitability.  We believe increased volume would also likely enable the Company to receive payment terms from suppliers (we are currently mainly buying from suppliers on a C.O.D. basis) which would lessen our need for additional financing from third parties.  Accordingly, if SinoHub is unsuccessful in raising additional working capital and does not obtain payment terms from suppliers, the Company’s growth may be adversely affected.

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

At December 31, 2010 and December 31, 2009, the Company had cash and cash equivalents of $4.5 million and $8.3 million, respectively.  During 2010, the net amount of cash used in the Company’s operating activities was $496,000, the net amount of cash used in investing activities was $33.9 million, and the net amount of cash provided by financing activities was $29.7 million.

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

Cash Flows from Operating Activities

The Company maintains a significant investment in working capital, primarily accounts receivable and inventories.  Accounts receivable at December 31, 2010 were $45.7 million, an increase of $16.9 million, or 58.7%, as compared to accounts receivable of $28.8 million at December 31, 2009.  However, the accounts receivable and inventories represented approximately 54.8% of total assets at December 31, 2010, as compared to 68.2% at December 31, 2009.

The net amount of cash used in the Company’s operating activities during the year of 2010 was $496,000 which primarily included earnings from operations that were offset by investments in accounts receivable and inventory, as well as deposit to suppliers to support the Company’s business growth.

The net amount of cash used in the Company’s operating activities during the year of 2009 was $3.1 million, which primarily included earnings from operations that were more than offset by investments in accounts receivable and inventory to support the Company’s business growth.

Cash Flows from Investing Activities

The net amount of cash used by investing activities during 2010 was $33.9 million, the result of restricted cash buildup and building out our ICM manufacturing infrastructure.

The net amount of cash used by investing activities during the year of 2009 was $9.4 million primarily the result of a restricted cash buildup.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during the year of 2010 was $29.7 million, which primarily included proceeds from bank borrowings of $57.7 million and private placement stock offerings yielding net proceeds of $4.5 million, offset by payments on bank loans of $31.7 million.

The net amount of cash provided by financing activities during the year of 2009 was $14.9 million, which included proceeds from bank borrowings of $21.5 million, private placement stock offerings yielding net proceeds of $2.7 million, and exercises of warrants to purchase common stock yielding net proceeds of $2.6 million, offset by payments on bank loans of $11.9 million.

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

Concentrations and Risks

Substantially all of Company's assets are located in the PRC and Hong Kong and roughly ninety percent of the Company’s revenues in 2010 were derived from business related to the mobile phone industry.  In addition, financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable.  The Company mitigates credit risk through procedures that include determination of credit limits, credit approvals, and related monitoring procedures to ensure delinquent receivables are collected.

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

Inventories

Inventories are stated at lower of cost or market value, cost being determined on a first in first out method.  No allowance is made for excess or obsolete inventories as inventories are held for a short period of time and are substantially related to specific customer order commitments.  Inventory consists of electronic components purchased from suppliers and electronics products the Company manufactured.

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

Revenue and Cost Recognition

The Company reports revenue from electronics product manufacturing and sales (ICM, Integrated Contract Manufacturing), and electronic component sales and services (ECSS), which is comprised of electronic component sales (known as ECP) and electronic component supply chain management services (known as SCM).

Revenues for SCM services are earned from both the SCM and procurement-fulfillment programs and are primarily based on a percentage of inventory value handled for a customer.  The Company recognizes revenue from SCM services when the services are provided.  Revenues from ECP and ICM businesses are based on quoted prices and are recognized at the time of shipment to customers.  Revenues are recognized on the gross amount billed to customers.  Sales are recorded net of discounts and allowances.  In all cases, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services rendered, the sales price is determinable, and collectability is reasonably assured.

Cost of goods sold in ICM business includes the direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment, rent, shipping and handling costs, and local transportation charges consistent with the revenue earned.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, FASB issued ASU 2010-29 Business Combinations (Topic 805)-Disclosure of Supplementary Pro Forma Information for Business Combinations. The objective of this Update is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. Management is currently evaluating the potential impact of ASU 2010-18 on the Company’s financial statements.

In December 2010, FASB issued ASU 2010-28 Intangibles—Goodwill and Other (Topic 350)- When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  Upon adoption of the amendments, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings as required by Section 350-20-35. The adoption of ASU 2010-28 did not have a material impact on the Company’s financial statements.

In August 2010, FASB issued ASU 2010-22 Accounting for Various Topics-Technical Corrections to SEC paragraphs (SEC Update). This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The adoption of ASU 2010-22 did not have a material impact on the Company’s financial statements.

In August 2010, FASB issued ASU 2010-21 Accounting for Technical Amendments to Various SEC Rules and Schedules. Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The adoption of ASU 2010-21 did not have a material impact on the Company’s financial statements.

In July 2010, the FASB issued ASU 2010-20 Receivable (Topic 310) disclosure about the credit quality of financing receivables and the allowance for credit losses. The objective of this guidance is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The guidance requires an entity to provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The guidance includes additional disclosure requirements about financing receivables, including: (1) Credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; (2) The aging of past due financing receivables at the end of the reporting period by class of financing receivables; and (3) The nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. In January 2011, FASB issued ASU 2011-1. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The deferral in this amendment is effective upon issuance. Management is currently evaluating the potential impact of ASU 2010-20 and ASU 2011-1 on the Company’s financial statements.

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

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements listed in Item 15(a) are incorporated herein by reference and are filed under this Item 8 as a part of this report and follow the signature pages to this Annual Report on Form 10-K on page 75.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation performed, our management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC adopted as of September 21, 2010 that permit the Company to provide only management’s report in this annual report.

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

Item 9B.   Other Information.

None.

PART III

Item 10.  Directors, Executive and Corporate Governance.

Directors

Set forth below is information regarding our current directors. Except as set forth below, there are no family relationships between any of our directors or executive officers. Each director holds his office until he resigns or is removed and his successor is elected and qualified.

Name	Age	Position	Term as a Director (1)
Henry T. Cochran	67	Chief Executive Officer and Chairman of the Board	May 2008 to the Present
Lei Xia	42	President and Director	May 2008 to the Present
Will Wang Graylin	42	Director	January 2009 to the Present
Daniel Chi Keung Lui	57	Director	July 2010 to the Present
Jeff Qi He	39	Director	October 2010 to the Present
Ted Liangche Shen	50	Director	January 2011 to the Present
(1)
Reflects the date appointed to the Board of SinoHub, Inc.  For those persons who served as directors of the Company’s wholly-owned subsidiary SinoHub International, Inc. prior to the reverse merger that resulted in SinoHub International, Inc. becoming a subsidiary of the Company (the “Reverse Merger”), their terms as directors of SinoHub International, Inc. commenced on the following dates:  Henry T. Cochran – March 1999 and  Lei Xia – July 2000.

Henry T. Cochran is the Chief Executive Officer, Secretary and Treasurer of SinoHub, Inc. (the business currently known as SinoHub) and a founder of SinoHub International.  Mr. Cochran has served as Chairman of the Board of the predecessor company since inception in March 1999 and of SinoHub since the reverse merger in May 2008 with that predecessor and as Chief Executive Officer of the predecessor since May 2005.  From April 2001 until becoming CEO of SinoHub International, Mr. Cochran was a business consultant.  Mr. Cochran was President and CEO of Content Integrity, Inc. until April 2001. Prior to the formation of Content Integrity, Mr. Cochran was President and CEO of Advanced Visual Systems Inc., a leader in data visualization software for developers.  Before AVS, he was Vice President of the Advanced Indexing Products department of Sybase, Inc. to which he sold his former company, Expressway Technologies.  Mr. Cochran was the founder and CEO of Expressway Technologies, formerly known as Henco Software.  Henco was founded in 1975.  Mr. Cochran is regarded in the industry as one of the pioneering entrepreneurs in fourth-generation languages for his design of INFO, the product that launched Henco into the front lines of the software industry in the early 1980s.  Mr. Cochran holds a M.S. degree in mathematics from the University of Maryland and a B.S. in mathematics and economics from Vanderbilt University.

Lei Xia has been the President of SinoHub since the reverse merger in May 2008 and was a founder of SinoHub International.  Since May 2005, Mr. Xia has been responsible for the strategic business development, sales and marketing of first SinoHub International and, after the reverse merger, SinoHub. From July 2000 until May 2005, Mr. Xia was the Chief Executive Officer of SinoHub International and oversaw all of SinoHub International’s operations.  Prior to founding SinoHub International, Mr. Xia founded RGL Beijing, a high-end software distributor and solution provider.  Prior to RGL Beijing, Mr. Xia helped to start NEFAB (China).  NEFAB is a Swedish manufacturer and packaging solution provider to major OEMs such as Ericsson, Nokia, Motorola and Nortel.  Mr. Xia held the position of China country sales manager for NEFAB and built a nationwide sales and service team from ground up.  He started his career in the Chinese electronics industry in 1995 as general manager of Arrow Electronics Shanghai branch, where he built the most successful sales team of Arrow China.  To begin his career in electronics, Mr. Xia worked in Arrow Electronics’ headquarters under Steve Kaufman, Arrow’s CEO, in 1994 as a management trainee for one year.  Mr. Xia holds a B.S. in Electrical Engineering from the University of Alabama.

Will Wang Graylin has started five companies focused on mobile computing, security and payments since his graduate thesis on “Addressing the Complexity of Mobile Computing” at MIT nearly a decade ago.  Mr. Graylin is currently the founder and CEO of ROAM Data, a premier mobile application and payment services company, helping enterprises extend valuable data and transactions to the cell phones of their mobile professionals.  He also currently serves on ROAM’s board of directors and on the board of directors ACT Merchant Services, Inc. and ONvocal, Inc., both privately held companies.  Before ROAM, from December 2001 to April 2007 he was founder and CEO of WAY Systems, a mobile Point of Sales (POS) services company.  He grew WAY from zero to the #2 Mobile POS provider in the U.S. and was honored with the 2005 “Movers & Shakers Award” by Transaction World magazine.  Prior to WAY from March 2000 to November 2001 he was founder and CEO of EntitleNet, a security software company, sold to BEA Systems for a profit in 2001.  Before that from March 1999 to March 2000 he was founding President of Marbles, later Skyfire Technologies, the first mobile thin client software company focused on enterprise applications for mobile workforces.  He earned two Masters degrees from MIT (MBA & MSEECSS) through the Leaders for Manufacturing program, after serving as a US Navy Nuclear Submarine Officer for nearly 6 years, the first naturalized China born immigrant to serve in this program.  Will is fluent in English, Mandarin and Cantonese.

Daniel Chi Keung Lui has served as the chief executive officer for Porcheers Consultants Limited since 2006.  Mr. Lui has also served as a member of the board of directors and chairman of the audit committee of Huifeng Bio-Pharmaceutical Technology Inc. since 2010.  From 2004 until 2006, Mr. Lui served as the chief financial officer and as a member of the board of directors of China Digital Media Corporation, where Mr. Lui assisted with the implementation of financial and internal control systems to achieve compliance with applicable listing requirements.  Mr. Lui is also the founder of Beth Group and served as its managing director from 1995 through 2001.  Prior to Beth Group, from 1989 until 1992, Mr. Lui served as the director and general manager of Tomson Pacific, a Hong Kong listed company with total assets in excess of HK$3 billion.   Mr. Lui graduated from Hong Kong Baptist University with a focus in Business Management and Accounting.  Mr. Lui holds an M.B.A. from the University of East Asia in Macau.

Jeff Qi He has served as a managing director of commercial operations for Saint-Gobain Abrasives Inc. since 2006.  Previously, from 2003 until 2006, Mr. He served as a strategy director for Bonded Abrasives World Wide, a $400,000,000 global business unit of Saint-Gobain Abrasives, Inc., where Mr. He participated in global business development within emerging markets.  Prior to Bonded Abrasives World Wide, from 2001 to 2003, Mr. He served as a consultant for Bain & Company, Inc., an international management consulting firm specializing in strategy development and implementation for various Fortune 1000 companies.  From 1997 until 1999, Mr. He served as a senior financial analyst for Intel Corporation, where he managed multiple project teams aimed at improving various internal and external financial and manufacturing processes.  Mr. He holds a M.B.A. from the Goizueta Business School.

Ted Liangche Shen has served as an investment advisor for Austen Morris Associates since 2004, where his role is to advise foreign companies with respect to potential investments, mergers and acquisitions in Chinese companies.  Previously, from 2005 until 2007, Mr. Shen served as a business and financial consultant for New Idea Enterprise Co., Ltd, where he created market strategies and was responsible for monitoring the sales and financial results of the company.  Prior to serving as its business and financial consultant, from 2003 until 2004, Mr. Shen served as a general manager of the factory and sales offices of New Idea Enterprise Co., Ltd.  Before 2003, Mr. Shen was employed by Ladenburg Thalmann Investment Banking from 1997 until 2001 and Prudential Security from 2002 until 2003, where he brokered debt and equity securities of U.S. listed companies to institutional clients.

Executive Officers

Set forth below is information regarding our current executive officers.  Except as set forth below, there are no family relationships between any of our executive officers and our directors.  Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns or is removed by the Board or his successor is elected and qualified.

Name	Age	Position	Term as a Officer (1)
Henry T. Cochran	67	Chief Executive Officer and Chairman of the Board	May 2008 to the Present
Lei Xia	42	President and Director	May 2008 to the Present
De Hai Li	41	Chief Financial Officer	November 2008 to the Present
(1)
Reflects the date elected as an executive officer of SinoHub, Inc. at the beginning of their current term.   Messrs. Cochran, Xia and Li served as officers of the Company’s wholly-owned subsidiary SinoHub International, Inc. prior to the reverse merger that resulted in SinoHub International, Inc. becoming a subsidiary of the Company (the “Reverse Merger”), and their terms as executive officers of SinoHub International, Inc. commenced on the following dates:  Henry T. Cochran – March 1999, Lei Xia – July 2000 and De Hai Li – March 2005.

Additional information regarding Henry T. Cochran and Lei Xia is set forth above under the caption “Directors”.

De Hai Li was re-appointed Chief Financial Officer of SinoHub on November 28, 2008.  Mr. Li initially became Chief Financial Officer of SinoHub in May 2008 following the reverse merger and on September 11, 2008, he resigned his position as Chief Financial Officer of SinoHub and became Vice President of Finance.   Mr. Li joined SinoHub International as its Chief Financial Officer on March 1, 2005.  Prior to joining SinoHub, Mr. Li was the Chief Financial Officer of Shenzhen Excellence Investment Development Co., Ltd., which provides international logistics management, bonded warehouse, international shipment, international trading, real estate management and construction services.  Mr. Li became the Chief Financial Officer of Shenzhen Excellence in May 2003.  While at Shenzhen Excellence, Mr. Li raised capital of RMB 120 million, managed the acquisition of a State-owned company and created an effective financial management system for all seven subsidiaries.  Prior to Excellence, Mr. Li was the Chief Financial Officer of Hong Kong B&D Engine Co., Ltd. (Shenzhen), a large scale OEM for Mercedes Benz.  Mr. Li began his career in The Fourth Survey and Design Institute of China Railway where he progressed from bookkeeper, accountant, accounting supervisor and financial controller to chief finance officer.  Mr. Li holds a Bachelor’s degree in Economics and Management from Hubei University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our shares of Common Stock to file with the SEC initial reports of ownership of shares of Common Stock and reports of changes in such ownership. The SEC’s rules require such persons to furnish us with copies of all Section 16(a) reports that they file.  Based on a review of these reports, we believe that the applicable Section 16(a) reporting requirements were complied with for all transactions which occurred in the fiscal year ended December 31, 2010.

Code of Ethics

A code of business conduct and ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the code. The Company has a written Code of Business Conduct (the “Code of Business Conduct”) that applies to all of our personnel and a code of ethics (the “Senior Financial Officer Code of Ethics”) that applies to the Company’s Chief Executive Officer and senior financial officers, including the Company’s Chief Financial Officer, Controller and persons performing similar functions (collectively, the “Senior Financial Officers”). Printable copies of the Code of Business Conduct and the Senior Financial Officer Code of Ethics are available at www.sinohub.com under the heading Investors (Corporate Governance).

Board of Directors Independence

Our Board of Directors consists of six members.  The following four members of the Board of Directors are “independent” as defined in applicable NYSE Amex rules: Will Wang Graylin, Daniel Chi Keung Lui, Jeff Qi He, and Ted Liangche Shen.

Nominating Committee

The Company has established a nominating committee, which members are comprised of Will Wang Graylin and Jeff Qi He.  Mr. Graylin acts as chairman of the nominating committee.  The nominating committee is primarily responsible for the nomination of potential directors for the Company’s Board of Directors.

Audit Committee

The Company has established an audit committee, which members are comprised of Daniel Chi Keung Lui, Jeff Qi He, and Ted Liangche Shen.  Mr. Lui serves as the chairman of the audit committee.  The audit committee is primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and our system of internal controls.  Mr. Lui serves as our “audit committee financial expert.”   The Company believes that while the members of the committee are collectively capable of analyzing and evaluating financial statements and understanding internal control over financial reporting and disclosure controls procedures, the Board of Directors has determined that only Mr. Lui qualifies as an “audit committee financial expert” and has determined that each committee member is financially literate under applicable NYSE Amex rules.

Compensation Committee

Will Wang Graylin and Jeff Qi He are the members of our compensation committee.  Mr. Graylin serves as the chairman of the compensation committee.   The compensation committee is primarily responsible for overseeing and administering our compensation plans and executive compensation matters.

Compensation Committee Interlocks And Insider Participation

The Compensation Committee of the Board is comprised of Messrs. Graylin (chair), and He, each a non-employee director of the Company.  None of our executive officers serves on the Compensation Committee or board of directors of any other company of which any members of our Compensation Committee or any of our directors is an executive officer.

Audit Committee Report

The Audit Committee of the Board is composed of three directors, all of whom meet the current NYSE Amex test for independence.  The Committee acts under a written charter adopted by the Board.  The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2010 (the “Audited Financial Statements”).

	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;

The Audit Committee discussed with Baker Tilly Hong Kong Limited (“Baker Tilly”), the Company’s independent auditors for fiscal 2010, the matters required to be discussed by Statements on Auditing Standards No. 61 (Codification of Statements on Auditing Standards, AU §380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T;


 The Audit Committee received from the independent auditors the written disclosures regarding auditor independence and the letter required by Independence Standards Board Standard No. 1 ( Independence Discussions with Audit Committees ), discussed with Baker Tilly its independence from the Company and its management, and considered whether Baker Tilly’s provision of non-audit services to the Company was compatible with the auditor’s independence; and


Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee recommended to the Board that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, for filing with the U.S. Securities and Exchange Commission.

All members of the Audit Committee concur in this report.

AUDIT COMMITTEE:	Daniel Chi Keung Lui
Jeff Qi He
Ted Liangche Shen

Item 11.  Executive Compensation.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to (i) all individuals serving as the Company’s principal executive officer or acting in a similar capacity during the last two completed fiscal years, regardless of compensation level, and (ii) the Company’s two most highly compensated executive officers other than the principal executive officers serving at the end of the last two completed fiscal years (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and	Year	Salary	Bonus	Stock	All Other	Total
Principal Position				Awards (1)	Compensation (2)	Compensation
Henry T. Cochran,	2010	$250,000	$20,833	$75,000	$18,253	$364,086
Chief Executive Officer	2009	$230,000	$19,167	$69,489	$0	$318,656
Lei Xia,	2010	$220,000	$18,333	$66,000	$15,872	$320,205
President	2009	$200,000	$16,667	$60,427	$0	$277,094
De Hai Li,	2010	$200,000	$16,667	$100,000	$0	$316,667
Chief Financial Officer	2009	$180,000	$15,000	$54,383	$0	$249,383

(1)
The amounts reported in this column represent the grant date fair value of shares of restricted stock. Pursuant to SEC rules, the amounts shown in these columns exclude the impact of estimated forfeitures related to service-based vesting conditions.  The assumptions made when calculating the amounts in this table are found in Note 12 to the SinoHub consolidated financial statements for the years ended December 31, 2010 and December 31, 2009 contained in this Annual Report on Form 10-K.

(2)	The amounts reported in this column represent the dollar value of all “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes.

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

Name	Term	Monthly Wage		Job Title

Henry T. Cochran	January 1, 2011 through December 31, 2011	$21,667	(1)	Chief Executive Officer
Lei Xia	January 1, 2011 through December 31, 2011	$19,167		President
De Hai Li	January 1, 2011 through December 31, 2011	$17,500		Chief Financial Officer
(1)	A portion of Mr. Cochran’s monthly salary is payable in RMB at a rate of US$5,000 per month based on the exchange rate at the time of payment.

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

The employment agreements between B2B Chips and each of the named executive officers  provide for the payment of one month’s wages in the event the agreements are terminated by the Company on less than one month’s notice and for repatriation of the named executive officers to Hong Kong or, at the officer's request, to his place of origin if such place is nearer to his place of work, at the Company’s expense, in the event of the termination of the agreements by the Company, as a result of the disability of the officer, or by the officer upon one month’s notice or forfeiture of one month’s wages to the Company or as a result of a breach of the applicable agreement by the Company.  The payment of one month’s wages would result in a payment of $21,667 to Mr. Cochran, a payment of $19,167 to Mr. Xia and a payment of $17,500 to Mr. Li based on their current salary levels.

The employment agreements between B2B Chips and each of the named executive officers further provide for the payment of medical expenses in the event that the officer is incapacitated whether or not the cause of such incapacity is work-related.  If the cause of the officer’s incapacity or death is work-related, the officer is also entitled to compensation in accordance with the law of the officer’s then-current place of employment or the laws of Hong Kong if the local law does not provide for such payments.  If the cause of the officer’s incapacity is not work-related, the officer is also entitled to payment of full wages for up to three months and half wages for up to an additional nine months so long as the incapacity persists, which would result in maximum payments of $162,500, $143,750 and $131,250, respectively, to Messrs. Cochran, Xia and Li based on their current salary levels.

The restricted stock granted to Messrs. Cochran, Xia and Li in January 2010 vested on December 31, 2010.  The terms of the restricted stock grants provided that prior to the vested date the shares would vest immediately upon a change of control, or termination of their services with the Company due to their death, incapacity or termination by the Company without cause.  Based on the closing price of the Company’s common stock on March 11, 2011 of $2.70 per share, the value of the vested shares would be $59,062, $51,975 and $47,250, respectively, to Messrs. Cochran, Xia and Li.

The restricted stock granted to Mr. Li in June 2010 vested immediately upon grant.  Based on the closing price of the Company’s common stock on March 11, 2011 of $2.70 per share, the value of the vested shares would be $39,706 to Mr. Li.

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

The following table provides information about equity and non-equity awards granted to the Named Executive Officers in 2010.  Restricted stock was granted pursuant to the Company’s 2008 Amended and Restated Stock Plan.  The restricted stock grants listed below with a grant date of January 19, 2010 vested on December 31, 2010.  The restricted stock granted to Mr. Li on June 4, 2010 vested immediately upon grant.

 Grants of Plan-Based Awards

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Henry T. Cochran	1/19/2010	21,875	_	_	$75,000
Lei Xia	1/19/2010	19,250	_	_	$66,000
De Hai Li	1/19/2010	17,500	_	_	$60,000
De Hai Li	6/4/2010	14,706	_	_	$40,000

Outstanding Equity Awards at December 31, 2010

None.

Option Exercises and Stock Vested in 2010

The following table presents information for our Named Executive Officers on the number of shares acquired upon the vesting of stock awards in the form of restricted stock grants during fiscal year 2010, and the value realized before payment of any applicable withholding tax and broker commissions.   The grants were all effective at their respective grant dates and all vested in their entirety on December 31, 2010.

Stock Awards

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Henry T. Cochran	21,875	$57,094
Lei Xia	19,250	$50,242
De Hai Li	17,500	$45,675

Director Compensation

The following table sets forth all compensation awarded to, earned by or paid to the directors in 2010 for service as directors:
Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Henry T. Cochran	$0	0	$0	0	0	0	$0
Lei Xia	$0	0	$0	0	0	0	$0
Charles T. Kimball (1) (8)	$19,000	0	$0	0	0	0	$19,000
Will Wang Graylin (2)	$4,000	0	$0	0	0	0	$4,000
Richard L. King (3)	$4,000	0	$0	0	0	0	$4,000
Daniel Chi Keung Lui (4) (9)	$9,000	0	$200,000	0	0	0	$209,000
Jeff Qi He (5) (10)	$4,000	0	$180,000	0	0	0	$184,000
Robert S. Torino (6) (11)	$12,500	0	$0	0	0	0	$12,500
Afshin Yazdian (7)	$15,000	0	$0	0	0	0	$15,000

(1)
The “Option Awards” column does not reflect a non-qualified option to purchase 107,914 shares of SinoHub Common Stock at $2.35 (average of 5 prior trading days closing price) for a period of 5 years granted on January 1, 2009 for future service to the Company vesting on a quarterly basis at a rate of 20% per year.   The grant date fair value of the portion of that option which vested during 2010 is $42,950.

(2)
The “Option Awards” column does not reflect a non-qualified option to purchase 59,347 shares of SinoHub Common Stock at $2.48 (average of 5 prior trading days closing price) for a period of 5 years granted on January 14, 2009 for future service to the Company vesting on a quarterly basis at a rate of 20% per year.    The grant date fair value of the portion of that option which vested during 2010 is $23,264.

(3)
The “Option Awards” column does not reflect a non-qualified option to purchase 58,651 shares of SinoHub Common Stock at $2.35 (average of 5 prior trading days closing price) for a period of 5 years granted on February 3, 2009 for future service to the Company vesting on a quarterly basis at a rate of 20% per year.  On January 25, 2011, Mr. King resigned as a director of the Company.    The grant date fair value of the portion of that option which vested during 2010 is $23,226.

(4)	On July 21, 2010, Mr. Lui was elected to serve as a director of the Company.

(5)	On October 12, 2010, Mr. He was elected to serve as a director to fill the vacancy created by the resignation of Mr. Yazdian.

(6)
The “Option Awards” column does not reflect a non-qualified option to purchase 117,440 shares of SinoHub Common Stock at $2.40 (average of 5 prior trading days closing price) for a period of 5 years granted on February 3, 2009 for future service to the Company vesting on a quarterly basis at a rate of 20% per year.   The grant date fair value of the portion of that option which vested during 2010 is $23,253.

(7)
The “Option Awards” column does not reflect a non-qualified option to purchase 105,696 shares of SinoHub Common Stock at $2.40 (average of 5 prior trading days closing price) for a period of 5 years granted on February 3, 2009 for future service to the Company vesting on a quarterly basis at a rate of 20% per year. The grant date fair value of the portion of that option which vested during 2010 is $31,392. On October 12, 2010, Mr. Yazdian resigned as a director of the Company.

(8)	On January 2, 2011, Mr. Kimball resigned as a director of the Company.

(9)
Non-qualified option to purchase 109,200 shares of SinoHub Common Stock at $2.62 (the last closing price prior to the grant) for a period of 5 years granted on July 21, 2010 for future service to the Company vesting on a quarterly basis at a rate of 20% per year.   The grant date fair value of the portion of that option which vested during 2010 is $10,000.

(10)
Non-qualified option to purchase 119,206 shares of SinoHub Common Stock at $2.21 (the last closing price prior to the grant) for a period of 5 years granted on October 12, 2010 for future service to the Company vesting on a quarterly basis at a rate of 20% per year.  No portion of that option vested during 2010.

(11)	On July 9, 2010, Mr. Torino resigned as a director of the Company.

All compensation paid to our employee directors is set forth in the tables summarizing executive officer compensation above.  For the 2010 fiscal year, non-employee directors were entitled to receive $1,000 for each meeting attended in person and the stock options captioned above based on approximately $20,000 per year compensation under the Black-Scholes pricing model.  Beginning March 2009, members of the audit committee were entitled to receive $3,000 for each audit committee meeting attended in person and annual stock option grants of an amount of shares that will produce a value of approximately $16,000 under the Black-Scholes pricing model, and the chairman of the audit committee was entitled to receive $3,500 for each audit committee meeting attended in person and annual stock option grants of an amount of shares that will produce a value of approximately $20,000 under the Black-Scholes pricing model.  The stock option grants for service on the board and on the audit committee have typically been structured as options granted near that time that service begins vesting quarterly over 5 years with the amount vesting in each 12 month period producing the targeted annual value under the Black-Scholes pricing model.  As set forth in the table above, Mr. Kimball received $19,000 in cash in 2010 for 4 board meetings attended and 5 audit committee meetings attended; Mr. Graylin received $4,000 in cash for 4 board meetings attended; Mr. King received $4,000 in cash for 4 board meetings attended; Mr. Lui received $9,000 in cash for 2 board meetings and 2 audit committee meetings attended; Mr. He received $4,000 in cash for 1 board meeting and 1 audit committee meeting attended; Mr. Torino received $12,500 in cash for 2 board meetings and 3 audit committee meetings attended; and Mr. Yazdian received $15,000 in cash for 3 board meetings and 4 audit committee meetings attended.

The amounts reported in “Option Awards” represent the aggregate grant date fair value of stock options awarded in each year in accordance with Accounting Standards Codification (ASC) Topic 718, Compensation — Stock Compensation (formerly Statement of Financial Accounting Standards (SFAS) No. 123R).  Assumptions used in the calculation of these amounts for the fiscal year ended December 31, 2010 are included in Note 12 “Stock Options” to the Company’s audited financial statements for the fiscal year ended December 31, 2010.

The Company cautions that the amounts reported in the Director Compensation Table for these awards may not represent the amounts that the directors will actually realize from the awards.  Whether, and to what extent, a director realizes value will depend on the Company’s actual operating performance, stock price fluctuations and the director’s continued service.

Compensation Risk Assessment

In setting compensation, the Compensation Committee considers the risks to the Company’s stockholders and to achievement of its goals that may be inherent in its compensation programs.  The Compensation Committee reviewed and discussed its assessment with management and outside legal counsel and concluded that the Company’s compensation programs are within industry standards and are designed with the appropriate balance of risk and reward to align employees’ interests with those of the Company and do not incent employees to take unnecessary or excessive risks.  Although a portion of our executives’ and employees’ compensation is performance-based and “at risk,” we believe our compensation plans are appropriately structured and are not reasonably likely to result in a material adverse effect on the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table includes the information as of the end of 2010 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) ) (c)
Equity compensation plans approved by security holders (1)	1,061,198	$2.50	2,409,813
Equity compensation plans not approved by security holders	-	-	-
Total	1,061,198

(1)
Consists of our 2000 Incentive Stock Option Plan and 2008 Incentive Stock Option Plan, as amended and restated (the “2008 Plan”). See Note 12—“Stock Options” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.  The Company’s stockholders approved the 2008 Plan at the Company’s annual meeting of stockholders on June 19, 2009.

Security Ownership of Beneficial Owners and Management

The following table sets forth certain information as of February 28, 2011 with respect to the beneficial ownership of shares of the Company’s Common Stock by (i) each person or group, according to the most recent Schedule 13D or Schedule 13G filed with the Securities and Exchange Commission or otherwise known to us, to beneficially own more than 5% of the outstanding shares of such stock, (ii) each director; (iii) each of our executive officers named in the summary compensation table under “Director and Executive Compensation” currently serving as an executive officer; and (iv) the executive officers and directors as a group.  Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock (the only class of outstanding stock), except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 28,588,190 shares of common stock outstanding as of February 28, 2011.  Except as otherwise indicated in the footnotes to the table, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class (1)

Jan Rejbo	3,728,505 (2) (13)	13.04%
75/12 M.12 Grand Crystal, Praditmanutham Road
Klong Kum, Beung Kum
Bangkok, Thailand 10240

Renaissance US Growth Investment Trust PLC (3)	1,764,404 (2)	6.11%
8080 N. Central Expressway, Suite 210, LB-59
Dallas, Texas 75206

Russell Cleveland (4)	3,232,196	11.08%
8080 N. Central Expressway, Suite 210, LB-59
Dallas, Texas 75206

Henry T. Cochran (5) (6)	4,262,429	14.91%

Lei Xia (5) (7)	2,321,509	8.12%

De Hai Li (5)	301,281	1.05%

Will Wang Graylin (8)	26,706	*

Daniel Chi Keung Lui (9)	16,380	*

Jeff Qi He (10)	11,921	*

Ted Liangche Shen (11)	4,918	*

All Officers and Directors as a Group (7 persons) (12)	6,945,144	24.24%

(1)	The percentage shown in the table is based on 28,588,190 shares of Common Stock outstanding on February 28, 2011.

(2)	The numbers of shares of Common Stock of the Company are as shown in the filed Schedule 13G or Schedule 13D reviewed by the Company or as of the latest practicable date.

(3)
Includes 294,117 shares which may be purchased pursuant to currently exercisable warrants.  The percentage shown in the table is based on the shares issuable upon exercise of the warrants as described herein.   Russell Cleveland is President and Chief Executive Officer of RENN Capital Group, Inc., the investment manager of Renaissance US Growth Investment Trust PLC (formerly known as Renaissance US Growth & Income Trust PLC).  Mr. Cleveland has sole voting and investment power over, but disclaims beneficial ownership as to, the shares beneficially owned by Renaissance US Growth Investment Trust.

(4)
Includes: (i) 1,764,704 shares held by Renaissance US Growth Investment Trust Plc, which includes 294,117 shares which may be purchased pursuant to currently exercisable warrants, (ii) 426,494 shares held by Global Special Opportunities Trust Plc, which includes 147,058 shares which may be purchased pursuant to currently exercisable warrants, (iii) 812,351 shares held by Premier RENN Entrepreneurial Fund Ltd., which includes 147,058 shares which may be purchased pursuant to currently exercisable warrants, and (iv) 228,647 shares held by RENN Global Entrepreneurs Fund, Inc.  The percentage shown in the table is based on the shares issuable upon exercise of the warrants as described herein.  Mr. Cleveland is President and Chief Executive Officer of RENN Capital Group, Inc., the investment manager of Renaissance US Growth Investment Trust PLC (formerly known as Renaissance US Growth & Income Trust PLC); the Global Special Opportunities Trust Plc; Premier RENN Entrepreneurial Fund Ltd.; and RENN Global Entrepreneurs Fund, Inc. Mr. Cleveland has sole voting and investment power over, but disclaims beneficial ownership as to, the shares beneficially owned by each such entity.

(5)	The business address for these individuals is 6/F, Building 51, Road 5, Qiongyu Blvd., Technology Park, Nanshan District, Shenzhen 518053, People’s Republic of China.

(6)	Includes 480,796 shares owned by Mr. Cochran's wife Linda Marie Hetue.

(7)	Includes 337,445 shares owned by Mr. Xia's wife Han Tao Cui.

(8)	The home address for this individual is 15 Birch Pond Dr., Saugus, MA 01906. Includes 26,706 shares issuable pursuant to an outstanding stock option within 60 days after February 28, 2011.

(9)
The home address for this individual is Flat F, 18/F, Blk 4 Metro City Phase 2, 8 Yan King Rd., Tseung .  Includes 16,380 shares issuable pursuant to an outstanding stock option within 60 days after February 28, 2011.

(10)
The business address for this individual is No. 118, 2008 Chengsan Road, Pudong, Shanghai, China 200125.  Includes 11,921 shares issuable pursuant to an outstanding stock option within 60 days after February 28, 2011.

(11)
The business address for this individual is Rm. 901, No. 28, Alley 135, Xujiahui Road, Shanghai, PR China 20023.  Includes 4,918 shares issuable pursuant to an outstanding stock option within 60 days after February 28, 2011.

(12)
Includes 480,796 shares owned by Mr. Cochran's wife Linda Marie Hetue and 337,445 shares owned by Mr. Xia's wife Han Tao Cui.  Includes 59,925 shares issuable pursuant to outstanding stock options within 60 days after February 28, 2011.

(13)	Includes 45,000 shares held by Mr. Rejbo's spouse and 20,000 shares held by Mr. Rejbo's daughter as to which Mr. Rejbo disclaims beneficial ownership.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

During the last two fiscal years, we have not entered into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest, nor are there any such transactions presently proposed, except as set forth below.  References in this section to the “Company” include the Company’s subsidiary SinoHub International, Inc. which was acquired by the Company in a reverse merger in May 2008.

The Company’s CEO and Chairman and his spouse pledged the condominium in which each holds 50% ownership as collateral for a loan agreement dated September 25, 2009 for $4.4 million with Industrial Bank of Fujian (CIB) and repayable on September 25, 2010.  On September 25, 2010, this pledge was released.  The loans from CIB generally have 1 year terms with repayment in full required at the end of the term and a new loan agreement put in place at that time.  The Company’s subsidiary, SinoHub Electronics Shenzhen, Ltd. and the Company’s President and his spouse, both shareholders of the Company, have also provided guarantees for the CIB loan with no consideration paid to them.

On April 13, 2009, the Company entered into a registration rights agreement with the holders of an aggregate of 7,352,750 shares of the Company’s common stock issued in respect of SinoHub International’s Series A, B and C Convertible Preferred Stock in connection with the reverse merger (the “Former Preferred Holders”) providing them with demand and piggyback registration rights with respect to such shares on the condition that such rights will not be exercisable for a period of 180 days following May 13, 2009.  The Former Preferred Holders include the Company’s CEO, Henry T. Cochran, and Jan Rejbo, who currently beneficially owns approximately 13% of the Company’s outstanding stock.  Prior to the reverse merger, the Former Preferred Holders were entitled to piggy back and demand registration rights with respect to the shares of SinoHub International common stock into which the shares of SinoHub International’s Series A, B and C Convertible Preferred Stock was convertible pursuant to the terms of certain Stock Purchase Agreements entered into among SinoHub International and such holders.  Prior to the execution of such registration rights agreement, on March 6, 2009, the Company entered a waiver agreement with the respect to the registration rights agreement between the Company and the holders of common stock purchased in the Company’s September 2008 private placement (the “Private Placement Investors”) pursuant to which the Private Placement Investors consented to the inclusion of the shares held by the Former Preferred Holders, and by certain other stockholders (the “Additional Stockholders”), including Lorikeet, Inc., a company beneficially owned by our former CEO Steven White in a registration statement filed by the Company to register the resale of the shares owned by the Private Placement Investors.  The Additional Stockholders are entitled to piggyback registration rights under the terms of the Merger Agreement entered into in connection with SinoHub’s reverse merger.  Under the terms of the registration rights agreement with the Former Preferred Holders, the Former Preferred Holders agreed not to include their shares in the registration statement.  The Company subsequently filed a registration statement for the resale of the shares held by the Former Preferred Holders with the SEC, which registration statement became effective on November 6, 2009.

On May 7, 2009, the Company’s President and Chief Financial Officer, all shareholders of the Company, provided guarantees for a loan given to SinoHub SCM Shenzhen Limited by the Shenzhen branch of the Hangzhou Bank in the amount of $6,400,000.  No consideration was paid to them for the guarantees.  The facility was available through April, 2010, and the term of any individual loan thereunder was be determined at the time of the loan by mutual agreement of the bank and SinoHub SCM Shenzhen Limited. The facility was renewed in the amount of $5,300,000 in May 2010 and the guarantees were renewed as well.  Two of our subsidiaries, SinoHub SCM Shenzhen, Ltd., and B2B Chips, Ltd., also guarantee the facility with no consideration paid to them for the guarantees.  The facility renews each year and is currently available through May, 2011.

On August 21, 2009 the Company’s subsidiary SinoHub Electronics Shenzhen, Ltd. acquired direct ownership of 100% of the equity interest in SinoHub SCM Shenzhen, Ltd. from Ms. Han Tao Cui, a shareholder of the Company and the spouse of our President Lei Xia (the “Trustee”).  Prior to that date, SinoHub Electronics Shenzhen was the sole beneficial owner of SinoHub SCM Shenzhen, Ltd. and record ownership of SinoHub Shenzhen, Ltd. was held in the name of Ms. Cui, who acted as trustee pursuant to a Declaration of Trust that vested all beneficial rights in the stock to SinoHub Electronics Shenzhen and compelled the trustee to act at the direction of SinoHub Electronics Shenzhen.  SinoHub Electronics Shenzhen paid nominal consideration for the transfer of the shares as the Declaration of Trust granted it the right to cause the shares of SinoHub SCM Shenzhen, Ltd. previously registered in the name of the Trustee to be registered in the name of SinoHub Electronics Shenzhen, Ltd.

On May 18, 2010, the Company’s Chief Financial Officer, who is also a shareholder of the Company, provided an unlimited guarantee for a letter of credit facility given to SinoHub SCM Shenzhen Limited by the Bank of Jiangsu in the maximum amount of $9,000,000.  No consideration was paid to him for the guarantee.

On June 2, 2010, the Company’s Chief Financial Officer, who is also a shareholder of the Company, provided an unlimited guarantee for a revolving credit line given to SinoHub SCM Shenzhen Limited by the Shenzhen branch of the Ningbo Bank in the maximum amount of $5,000,000.  No consideration was paid to him for the guarantee.  In December 2010, the revolving credit line was replaced with a new revolving credit line from the Shenzhen branch of the Ningbo Bank in the maximum amount of $7,000,000 which was also guaranteed by the Company’s CFO.  The new facility is available through December 21, 2011.  The Company’s subsidiary, SinoHub Electronics Shenzhen, Ltd. has also provided guarantees for the revolving credit line loan with no consideration paid to it.

In November 2010, our President, his spouse and our CFO provided guarantees for a letter of credit facility with Industrial Bank in the amount of $7,100,000.  In addition, two of our subsidiaries, SinoHub Electronics Shenzhen, Ltd. and Topology Communication Technology (Shenzhen) Ltd., guarantee the facility.  No consideration was paid to any of these parties in connection with their guarantees.  The facility is available through November, 2011.

Item 14.  Principal Accountant Fees and Services.

Baker Tilly Hong Kong Limited (“Baker Tilly”) is our Principal Independent Registered Public Accountants engaged to examine our financial statements for the fiscal years ended December 31, 2010 and 2009.  Jimmy C.H. Cheung & Co. Certified Public Accountants (“Cheung”) was our independent accounting firm for the fiscal year ended December 31, 2008.  On February 3, 2010, the Company was notified that effective January 29, 2010, the US Audit Practice of Cheung merged with Baker Tilly resulting in the resignation of Cheung as independent registered public accounting firm for the Company.  The Audit Committee then selected Baker Tilly as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2009.

During the Company’s most two recent fiscal years ended December 31, 2010 and 2009 and through March 11, 2011, the Company did not consult with Baker Tilly or Cheung on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and neither Baker Tilly nor Cheung provided either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

The table below shows the fees that we paid or accrued for the audit and other services provided by Baker Tilly for the fiscal years ended December 31, 2010 and December 31, 2009.

Fee Category	2010	2009

Audit Fees	$208,091	$176,300

Audit-Related Fees	$6,600	$12,000

Tax Fees	$-	$-

All Other Fees	$-	$-

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

All Other Fees

This category consists of fees for other miscellaneous items.

Pre-Approved Services

The Audit Committee’s charter provides for pre-approval of audit, audit-related and tax services to be performed by the independent auditors.  As the Audit Committee was not established until March 2009, the services, as described above, were not pre-approved by the Audit Committee but were approved by the Board as a whole pursuant to Section 3(a)(58) of the Securities Exchange Act of 1934.  The Audit Committee approved the audit, audit-related and tax services to be performed by independent auditors and tax professionals in 2010.

The charter also authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.  The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.  The Audit Committee has not delegated such authority to its members.

PART IV

 Item 15.  Exhibits, Financial Statement Schedules.

(a)(1)   Financial Statements

See Index to Consolidated Financial Statements commencing on Page 75.

(a)(2)   Financial Statement Schedules

All supplemental schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(b)   Exhibits

The following exhibits are filed as part of this report:

 EXHIBITS

Exhibit No.	Description

2.1
Agreement and Plan of Merger by and among Liberty Alliance, Inc., a Delaware corporation, SinoHub Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company, SinoHub, Inc., a Delaware corporation and Steven L. White, the principal stockholder of Liberty Alliance, Inc., dated May 12, 2008 (includes registration rights for the holders of shares subject to a lock-up) (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2008 and incorporated herein by reference).

3.1
Amendment and Amended and Restated Certificate of Incorporation of SinoHub, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on October 24, 2008 and incorporated herein by reference).

3.2
Amended and Restated Bylaws of SinoHub, Inc., as amended by Amendment No. 1. (filed as Exhibit 3.3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on April 14, 2009 and incorporated herein by reference).

4.1	Form of Series A and B Common Stock Warrant (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2008 and incorporated herein by reference).

10.1
Lease dated June 10, 2008 between San On Investments No. 1 Limited and B2B Chips, Limited (filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on December 17, 2008 and incorporated herein by reference).

10.2
Lease Agreement by and between Zhou Dan and SinoHub SCM Shanghai, Ltd. dated March 23, 2006 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2008 and incorporated herein by reference).

10.3
Lease Agreement dated July 2, 2010 between ORIX Asia Limited and B2B Chips, Limited (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010 and incorporated herein by reference).

10.4
Shanghai Wai Gao Qiao Bonded Zone Tenancy Agreement by and between Shanghai Xin Yong Logistics Ltd. and SinoHub Electronics Shanghai, Ltd., dated June 1, 2008 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2008 and incorporated herein by reference).

10.5
Lease Contract dated August 10, 2008 between China Great Wall Computer Shenzhen Co., Ltd. and SinoHub SCM Shenzhen, Ltd. (filed as Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on December 17, 2008 and incorporated herein by reference).

10.6
Lease Agreement dated July 2, 2010 between ORIX Asia Limited and B2B Chips, Limited (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).

10.7
Securities Purchase Agreement dated September 10, 2008, among SinoHub, Inc. and the investors listed on the Schedule of Buyers on Annex A (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2008 and incorporated herein by reference).

10.8
Registration Rights Agreement dated September 10, 2008, among SinoHub, Inc. and the investors signatory thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2008 and incorporated herein by reference).

10.9
Waiver and General Release Agreement dated December 30, 2008 among SinoHub, Inc. and the investors signatory thereto (filed as Exhibit 10.61 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on March 17, 2009 and incorporated herein by reference).

10.10
Second Waiver and General Release Agreement dated February 19, 2009 among SinoHub, Inc. and the investors signatory thereto (filed as Exhibit 10.62 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on March 17, 2009 and incorporated herein by reference).

10.11
Third Waiver Agreement dated March 6, 2009 among SinoHub, Inc. and the investors signatory thereto (filed as Exhibit 10.63 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on March 17, 2009 and incorporated herein by reference).

10.12
Declaration of Trust dated January 30, 2008 between SinoHub Electronics Shenzhen, Ltd., (as “Beneficial Owner”), and Hantao Cui (as the “Trustee”) (filed as Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on December 17, 2008 and incorporated herein by reference).

10.13
Form of Non-Solicitation, Invention Assignment and Non-Disclosure Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2008 and incorporated herein by reference).

10.14
Trade Financing Loan between Shenzhen Branch, China Construction Bank and SinoHub SCM Shenzhen, Ltd. commencing on August 22, 2008 (filed as Exhibit 10.10 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on March 17, 2009 and incorporated herein by reference).

10.15
Short Term Loan Contract between CIB Shenzhen Branch and SinoHub SCM Shenzhen, Ltd. for six months commencing on September 25, 2008 (filed as Exhibit 10.11 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on March 17, 2009 and incorporated herein by reference).

10.16
Credit Line Contract between CIB Shenzhen Branch and SinoHub SCM Shenzhen, Ltd. for one year commencing September 25, 2008 (filed as Exhibit 10.12 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on March 17, 2009 and incorporated herein by reference).

10.17
Promissory Note Issued by SinoHub, Inc. to Henry T. Cochran, dated January 17, 2007  (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2008 and incorporated herein by reference).

10.18
Promissory Note Issued by SinoHub, Inc. to Peter Schech, dated January 27, 2007 (filed as Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on December 17, 2008 and incorporated herein by reference).

10.19
Promissory Note Issued by SinoHub, Inc. to Peter Schech, dated January 27, 2008 (filed as Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on December 17, 2008 and incorporated herein by reference).

10.20
Promissory Note Issued by SinoHub, Inc. to Jan Rejbo, dated June 20, 2007 (filed as Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on December 17, 2008 and incorporated herein by reference).

10.21
Promissory Note Issued by SinoHub, Inc. to Tracey C. Hutchinson, dated January 26, 2007 (filed as Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on December 17, 2008 and incorporated herein by reference).

10.22
Contract of Employment dated January 1, 2009 between SinoHub Electronics Shenzhen, Ltd and Henry T. Cochran (filed as Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on January 20, 2009 and incorporated herein by reference).

10.23
Employment Contract dated January 1, 2009 between B2B Chips, Ltd. and Henry T. Cochran (filed as Exhibit 10.19 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on January 20, 2009 and incorporated herein by reference).

10.24
Contract of Employment dated January 1, 2009 between SinoHub Electronics Shenzhen, Ltd and Lei Xia (filed as Exhibit 10.20 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on January 20, 2009 and incorporated herein by reference).

10.25
Employment Contract dated January 1, 2009 between B2B Chips, Ltd. and Lei Xia (filed as Exhibit 10.21 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on March 17, 2009 and incorporated herein by reference).

10.26
Contract of Employment dated January 1, 2009 between SinoHub Electronics Shenzhen, Ltd and Li De Hai (filed as Exhibit 10.22 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on January 20, 2009 and incorporated herein by reference).

10.27
Employment Contract dated January 1, 2009 between B2B Chips, Ltd. and Li De Hai (filed as Exhibit 10.23 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on March 17, 2009 and incorporated herein by reference).

10.28
Guaranty Agreement dated June 26, 2007 between SinoHub SCM Shenzhen, Ltd. and Shenzhen Hongfeng Paper Products Co. Limited (filed as Exhibit 10.24 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on March 17, 2009 and incorporated herein by reference).

10.29
SinoHub, Inc. 2008 Stock Plan, as Amended and Restated (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.30
SinoHub, Inc. 2000 Stock Plan (filed as Exhibit 10.26.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on April 14, 2009 and incorporated herein by reference).

10.31
Contract of Mortgage of Maximum Amount dated August 21, 2008 between CIB Shenzhen Nanxin and Henry T. Cochran and  Linda Marie Hetue (filed as Exhibit 10.27 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on March 17, 2009 and incorporated herein by reference).

10.32
Contract of Guarantee of Maximum Amount dated August 21, 2008 between CIB Shenzhen Nanxin and Lei Xia (filed as Exhibit 10.28 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on March 17, 2009 and incorporated herein by reference).

10.33
Contract of Guarantee of Maximum Amount dated August 21, 2008 between CIB Shenzhen Nanxin and Hantao Cui (filed as Exhibit 10.29 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on March 17, 2009 and incorporated herein by reference).

10.34
Equity Transferring Agreement dated January 17, 2008 between SinoHub Electronics Shenzhen Ltd. and SinoHub SCM Shanghai Ltd (filed as Exhibit 10.30 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on March 17, 2009 and incorporated herein by reference).

10.35
Equity Transferring Agreement dated April 10, 2008 between B2B Chips Limited and SinoHub Technology (Hong Kong) Limited (filed as Exhibit 10.31 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on March 17, 2009 and incorporated herein by reference).

10.36
Loan for Export Rebates Custody Account between Shenzhen Branch, China Construction Bank and SinoHub SCM Shenzhen, Ltd. commencing on May 12, 2008 (filed as Exhibit 10.32 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on April 14, 2009 and incorporated herein by reference).

10.37
Loan for Import Duties Custody Account between Shenzhen Branch, China Construction Bank and SinoHub SCM Shenzhen, Ltd. commencing on February 4, 2009 (filed as Exhibit 10.33 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on April 14, 2009 and incorporated herein by reference).

10.38
Contract of Guarantee of Maximum Amount dated September 21, 2008 between CIB Shenzhen Nanxin and SinoHub Electronics Shenzhen, Ltd. (filed as Exhibit 10.34 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on April 14, 2009 and incorporated herein by reference).

10.39
Contract of Guarantee of Maximum Amount dated September 21, 2008 between CIB Shenzhen Nanxin and Shenzhen Yin Zhao Co., Ltd (filed as Exhibit 10.35 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on April 14, 2009 and incorporated herein by reference).

10.40
Maximum Comprehensive Credit Contract dated May 18, 2010 between Shenzhen Branch of Jiangsu Bank Limited Company and SinoHub SCM Shenzhen, Ltd. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).

10.41
Maximum L/C and  Delivery Guarantee Agreement dated May 12, 2010 between Shenzhen Branch of Ningbo Bank Company Limited and SinoHub SCM Shenzhen, Ltd. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).

10.42*	Application for extension of Maximum L/C dated December 28, 2010 between Shenzhen Branch of Ningbo Bank Company Limited and SinoHub SCM Shenzhen, Ltd.

10.43
Form of Indemnification Agreement for Officers and Directors (filed as Exhibit 10.36 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on April 14, 2009 and incorporated herein by reference).

10.44
Registration Rights Agreement dated as of April 13, 2009, among SinoHub, Inc. and the stockholders signatory thereto (filed as Exhibit 10.37 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-154731) filed with the SEC on April 14, 2009 and incorporated herein by reference).

10.45
Comprehensive Financing Line Contract between Shenzhen Branch, Bank of Hangzhou and SinoHub SCM Shenzhen, Ltd. commencing on April 6, 2009  (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2009 and incorporated herein by reference).

10.46
Financing Guarantee Letter dated April 2009 between Shenzhen Branch, Bank of Hangzhou and Lei Xia (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2009 and incorporated herein by reference).

10.47
Financing Guarantee Letter dated April 2009 between Shenzhen Branch, Bank of Hangzhou and De Hai Li (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2009 and incorporated herein by reference).

10.48
Financing Guarantee Letter dated April 2009 between Shenzhen Branch, Bank of Hangzhou and Hantao Cui (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2009 and incorporated herein by reference).

10.49
Lease dated December 10, 2009 between San On Investments No. 1 Limited and B2B Chips, Limited (filed as Exhibit 10.1 to Amendment No. 2 the Company’s Current Report on Form 8-K/A filed with the SEC on December 16, 2009 and incorporated herein by reference).

10.50
Side Letter dated December 10, 2009 between San On Investments No. 1 Limited and B2B Chips, Limited (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2009 and incorporated herein by reference).

10.51
Form of Restricted Share Award Agreement effective January 18, 2010 by and between SinoHub, Inc. and each of Henry T. Cochran, Lei Xia, and De Hai Li (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2010 and incorporated herein by reference).

10.52
Securities Purchase Agreement dated February 24, 2010, among SinoHub, Inc. and the Investors named therein  (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010 and incorporated herein by reference).

10.53	Form of Registration Rights Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010 and incorporated herein by reference).

10.54	Form of Warrant (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010 and incorporated herein by reference).

10.55
Amendment to Securities Purchase Agreement dated February 26, 2010, among SinoHub, Inc. and the Investors and Additional Investors named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2010 and incorporated herein by reference).

10.56
Form of Lock-Up Agreement dated March 2, 2010 between Canaccord Adams Inc. and each of Henry T. Cochran and Lei Xia (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2010 and incorporated herein by reference).

10.57
Joinder Agreement to Registration Rights Agreement dated February 26, 2010, among SinoHub, Inc. and Paragon Capital LP (filed as Exhibit 10.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 3, 2010 and incorporated herein by reference).

10.58
Joinder Agreement to Registration Rights Agreement dated February 26, 2010, among SinoHub, Inc. and Jayhawk Private Equity Fund II,  L.P. (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 3, 2010 and incorporated herein by reference).

10.59
Joinder Agreement to Registration Rights Agreement dated February 26, 2010, among SinoHub, Inc. and Matthew Hayden. (filed as Exhibit 10.4 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 3, 2010 and incorporated herein by reference).

10.60
Joinder Agreement to Securities Purchase Agreement dated February 26, 2010, among SinoHub, Inc. and Paragon Capital LP. (filed as Exhibit 10.5 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 3, 2010 and incorporated herein by reference).

10.61
Joinder Agreement to Securities Purchase Agreement dated February 26, 2010, among SinoHub, Inc. and Jayhawk Private Equity Fund II,  L.P. (filed as Exhibit 10.6 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 3, 2010 and incorporated herein by reference).

10.62
Joinder Agreement to Securities Purchase Agreement dated February 26, 2010, among SinoHub, Inc. and  Matthew Hayden (filed as Exhibit 10.7 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 3, 2010 and incorporated herein by reference).

10.63	Form of Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.64	Form of Stock Option Award Agreement (U.S.) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.65	Form of Stock Option Award Agreement (China) (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

21.1*	Subsidiaries of SinoHub, Inc.

23.1*	Consent of Baker Tilly Hong Kong Limited, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer).
* Filed herewith.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINOHUB, INC.

Date: March 14, 2011	By:	/s/ Henry T. Cochran
Henry T. Cochran
Chief Executive Officer

Date: March 14, 2011	By:	/s/De Hai Li
De Hai Li
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Henry T. Cochran	Director and Chief Executive Officer	March 14, 2011
Henry T. Cochran	(Principal Executive Officer)

/s/ De Hai Li	Chief Financial Officer	March 14, 2011
De Hai Li	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lei Xia	Director	March 14, 2011
Lei Xia

/s/ Daniel Chi Keung Lui	Director	March 14, 2011
Daniel Chi Keung Lui

/s/ Will Wang Graylin	Director	March 14, 2011
Will Wang Graylin

/s/ Jeff Qi He	Director	March 14, 2011
Jeff Qi He

/s/ Ted Liangche Shen	Director	March 14, 2011
Ted Liangche Shen

SINOHUB, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

SinoHub, Inc.

We have audited the accompanying consolidated balance sheets of SinoHub, Inc. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2010 and 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SinoHub, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Hong Kong Limited
BAKER TILLY HONG KONG LIMITED
Certified Public Accountants

Hong Kong
Date:  March 11, 2011

SINOHUB, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2010	December 31, 2009

CURRENT ASSETS
Cash and cash equivalents	$4,524,000	$8,347,000
Restricted cash	32,059,000	7,595,000
Accounts receivable, net	45,686,000	28,828,000
Inventories, net	14,631,000	11,647,000
Prepaid expenses and other current assets	704,000	650,000
Deposit with suppliers	1,308,000	-
Total current assets	98,913,000	57,067,000

PROPERTY AND EQUIPMENT, NET	11,190,000	2,271,000

TOTAL ASSETS	$110,103,000	$59,338,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$865,000	$1,209,000
Customer deposits	107,000	1,348,000
Accrued expenses and other current liabilities	709,000	731,000
Bank borrowings	37,299,000	11,793,000
Capital lease obligations – current portion	756,000	-
Income and other taxes payable	1,712,000	2,605,000
Total current liabilities	41,449,000	17,686,000

LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	845,000	-

TOTAL LIABILITIES	42,294,000	17,686,000

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized;	-	-
no shares issued
Common stock, $0.001 par value, 100,000,000 shares authorized;	29,000	27,000
28,570,859 shares and 26,669,605 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively
Additional paid-in capital	22,426,000	17,239,000
Retained earnings
Unappropriated	41,691,000	22,725,000
Appropriated	934,000	787,000
Accumulated other comprehensive income	2,730,000	874,000
Total stockholders’ equity	67,809,000	41,652,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$110,103,000	$59,338,000

The accompanying notes are an integral part of these consolidated financial statements

SINOHUB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended December 31,
	2010	2009
NET SALES
ECSS	$135,461,000	$128,408,000
ICM	61,232,000	-
Total net sales	196,693,000	128,408,000
COST OF SALES
ECSS	109,237,000	106,020,000
ICM	49,631,000	-
Total cost of sales	158,868,000	106,020,000

GROSS PROFIT	37,825,000	22,388,000

OPERATING EXPENSES
Selling, general and administrative	8,671,000	4,982,000
Professional services	777,000	1,122,000
Stock compensation expense	263,000	184,000
Stock option compensation amortization	433,000	252,000
Depreciation	1,284,000	553,000
Provision for / (Write back of) bad debts	329,000	(890,000)
Total operating expenses	11,757,000	6,203,000

INCOME FROM OPERATIONS	26,067,000	16,185,000

OTHER INCOME (EXPENSE)
Interest expense	(459,000)	(122,000)
Interest income	237,000	20,000
Other, net	15,000	5,000
Total other expense	(207,000)	(96,000)

INCOME BEFORE INCOME TAXES	25,861,000	16,089,000
Income tax expense	6,749,000	3,725,000

NET INCOME	19,112,000	12,364,000

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	1,856,000	64,000

COMPREHENSIVE INCOME	$20,968,000	$12,428,000

SHARE AND PER SHARE DATA
Net income per share-basic	$0.68	$0.49
Weighted average number of shares-basic	28,236,000	25,079,000
Net income per share-diluted	$0.67	$0.48
Weighted average number of shares-diluted	28,419,000	25,677,000

The accompanying notes are an integral part of these consolidated financial statements

SINOHUB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Retained earnings	Appropriated	Accumulated
	Common stock		Additional	(Accumulated	retained	other comprehensive
	Shares	Amount	paid-in capital	deficit)	earnings	income (loss)	Total

Balances at December 31, 2008	24,501,989	$25,000	$11,529,000	$10,424,000	$724,000	$810,000	$23,512,000

Stock issued for cash	756,922	1,000	2,648,000	-	-	-	2,649,000
Exercise of warrants – cash	1,170,425	1,000	2,553,000	-	-	-	2,554,000
Exercise of warrants – cashless	72,566	-	-	-	-	-	-
Exercise of stock options	78,809	-	13,000	-	-	-	13,000
Option compensation cost	-	-	252,000	-	-	-	252,000
Stock compensation - shares issued	24,000	-	60,000	-	-	-	60,000
Stock compensation - shares issued to executives	64,894	-	184,000	-	-	-	184,000
Net income for the year	-	-	-	12,364,000	-	-	12,364,000
Foreign currency translation gain	-	-	-	-	-	64,000	64,000
Comprehensive income	-	-	-	-	-	-	12,428,000
Transfer to appropriated retained earnings	-	-	-	-63,000	63,000	-	-

Balances at December 31, 2009	26,669,605	$27,000	$17,239,000	$22,725,000	$787,000	$874,000	$41,652,000

Stock issued for cash	1,633,334	2,000	4,468,000	-	-	-	4,470,000
Exercise of stock options - cash	125,748	-	22,000	-	-	-	22,000
Exercise of stock options - cashless	68,841	-	-				-
Option compensation cost	-	-	434,000	-	-	-	434,000
Stock compensation - shares issued to executives	73,331	-	263,000	-	-	-	263,000
Net income for the year	-	-	-	19,112,000	-	-	19,112,000
Foreign currency translation gain	-	-	-	-	-	1,856,000	1,856,000
Comprehensive income	-	-	-	-	-	-	20,968,000
Transfer to appropriated retained earnings	-	-	-	-146,000	146,000	-	-

Balances at December 31, 2010	28,570,859	$29,000	$22,426,000	$41,691,000	$933,000	$2,730,000	$67,809,000

The accompanying notes are an integral part of these consolidated financial statements

SINOHUB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,112,000	$12,364,000
Adjustments to reconcile net income to cash used in operation:
Depreciation - operating expenses	1,284,000	553,000
Depreciation - cost of sales	360,000	-
Provision for / (Write back of) bad debts	329,000	(890,000)
Stock compensation expense	263,000	184,000
Stock option compensation amortization	433,000	252,000
Stock issued for professional services	-	60,000
Changes in operating assets and liabilities:
Accounts receivable	(15,814,000)	(5,597,000)
Inventories	(2,524,000)	(11,204,000)
Prepaid expenses and other current assets	(30,000)	(279,000)
Deposit with suppliers	(1,276,000)	-
Accounts payable	(375,000)	442,000
Customer deposits	(1,256,000)	1,348,000
Accrued expenses and other current liabilities	(45,000)	496,000
Income and other taxes payable	(957,000)	(794,000)
Net cash used in operating activities	(496,000)	(3,065,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase of restricted cash	(24,465,000)	(7,221,000)
Purchase of property and equipment	(9,448,000)	(2,140,000)
Net cash used in investment activities	(33,912,000)	(9,361,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock , net of costs	4,470,000	2,650,000
Proceeds from exercise of warrants and options, net of costs	22,000	2,567,000
Bank borrowing proceeds	57,721,000	21,529,000
Bank borrowing repayments	(31,663,000)	(11,859,000)
Repayments of capital lease obligations	(835,000)	-
Net cash provided by financing activities	29,716,000	14,887,000

EFFECT OF EXCHANGE RATES ON CASH	871,000	26,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,822,000)	2,487,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,347,000	5,860,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,524,000	$8,347,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$459,000	$122,000
Cash paid for income tax	$6,755,000	$3,672,000
Equipments acquired under capital leases	$1,562,000	$-

The accompanying notes are an integral part of these consolidated financial statements

SINOHUB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Overview

SinoHub, Inc. (the “Company”) is an electronics company based in Shenzhen, PR China which services clients worldwide.  The Company is currently engaged in two business segments: electronics product manufacturing and sales (ICM, Integrated Contract Manufacturing), and electronic component sales and services (ECSS) which is comprised of electronic component sales (known as ECP) and electronic component supply chain management services (known as SCM).  We now report on each of ICM and ECSS as separate business segments.

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

In May 2008, Liberty Alliance, Inc., SinoHub Acquisition Corp., known as the Merger Sub, SinoHub, Inc., known as the Acquired Sub, and Steven L. White, the principal stockholder of Liberty Alliance, Inc., entered into an Agreement and Plan of Merger pursuant to which the Merger Sub agreed to merge with and into the Acquired Sub, with the Acquired Sub being the surviving corporation.  In connection with the merger, Liberty Alliance, Inc. issued to the stockholders of the Acquired Sub 18,290,000 shares (as adjusted for the 1 for 3.5 reverse stock split described below) of the Company’s common stock in exchange for all the outstanding shares of the Acquired Sub’s preferred and common stock and the Company assumed options exercisable for additional shares of common stock.  At the closing, Liberty Alliance, Inc. also issued 510,000 shares (as adjusted for the reverse stock split) of the Company’s common stock to certain consultants for services rendered in connection with the Merger. Immediately following the merger, the Company had 20,000,000 shares of common stock outstanding and options exercisable for an additional 489,451 shares (as adjusted for the reverse stock split) of common stock.  The conclusion of these events was deemed to be a reverse takeover transaction, or RTO, after which the original stockholders of the Company held approximately 6% of the issued and outstanding shares of the Company’s common stock on a fully diluted basis and the Acquired Sub’s stockholders, including the shares issued to consultants, held approximately 94% of the Company’s issued and outstanding shares of common stock.

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

SinoHub SCM Shenzhen, Ltd. was incorporated in December 2001 in the PRC to hold an import and export license in the PRC. SinoHub SCM Shenzhen, Ltd. purchases and sells electronic component parts and also provides customs clearance services to our customers. 100% of the equity interest in SinoHub SCM Shenzhen, Ltd. was held on behalf of SinoHub by SinoHub Electronics Shenzhen, Ltd. through a Declaration of Trust with SinoHub Electronics Shenzhen, Ltd. dated January 30, 2008.  On August 21, 2009 our wholly-owned subsidiary SinoHub Electronics Shenzhen, Ltd. exercised its rights under a declaration of trust with the spouse of a director who is a citizen of the PRC and a shareholder of the Company, as trustee (the "Trustee") to cause the shares of SinoHub SCM Shenzhen, Ltd. previously registered in the name of the Trustee to be registered in the name of SinoHub Electronics Shenzhen, Ltd.  SinoHub SCM Shenzhen, Ltd. is now directly and solely owned by SinoHub Electronics Shenzhen, Ltd.

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

B2B Chips, Limited was incorporated in June 2006 in Hong Kong to purchase and sell electronic components. In 2010 the business conducted through B2B Chips, Limited was expanded to include the electronics product manufacturing and sales business. B2B Chips, Limited is wholly owned by SinoHub Electronics Shenzhen, Ltd.

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

Inventories

Inventories are stated at lower of cost or market value, cost being determined on a first in first out method.  No allowance is made for excess or obsolete inventories as inventories are held for a short period of time and are substantially related to specific customer order commitments.  Inventory consists of electronic components purchased from suppliers and electronics products the Company manufactured.

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

Revenue and Cost Recognition

The Company reports revenue from electronics product manufacturing and sales (ICM, Integrated Contract Manufacturing), and electronic component sales and services (ECSS), which is comprised of electronic component sales (known as ECP) and electronic component supply chain management services (known as SCM).

Revenues for SCM services are earned from both the SCM and procurement-fulfillment programs and are primarily based on a percentage of inventory value handled for a customer.  The Company recognizes revenue from SCM services when the services are provided.  Revenues from ECP and ICM businesses are based on quoted prices and are recognized at the time of shipment to customers.  Revenues are recognized on the gross amount billed to customers.  Sales are recorded net of discounts and allowances.  In all cases, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services rendered, the sales price is determinable, and collectability is reasonably assured.

Cost of goods sold in ICM business includes the direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment, rent, shipping and handling costs, and local transportation charges consistent with the revenue earned.

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

Segments

The Company operates in two segments: electronics product manufacturing and sales (ICM) and electronic component sales and services (ECSS).  Segment disclosure is presented in Note 16, “Segment information.”

Recent Accounting Pronouncements

In December 2010, FASB issued ASU 2010-29 Business Combinations (Topic 805)-Disclosure of Supplementary Pro Forma Information for Business Combinations. The objective of this Update is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. Management is currently evaluating the potential impact of ASU 2010-18 on the Company’s financial statements.

In December 2010, FASB issued ASU 2010-28 Intangibles—Goodwill and Other (Topic 350)- When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  Upon adoption of the amendments, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings as required by Section 350-20-35. The adoption of ASU 2010-28 did not have a material impact on the Company’s financial statements.

In August 2010, FASB issued ASU 2010-22 Accounting for Various Topics-Technical Corrections to SEC paragraphs (SEC Update). This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The adoption of ASU 2010-22 did not have a material impact on the Company’s financial statements.

In August 2010, FASB issued ASU 2010-21 Accounting for Technical Amendments to Various SEC Rules and Schedules. Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The adoption of ASU 2010-21 did not have a material impact on the Company’s financial statements.

In July 2010, the FASB issued ASU 2010-20 Receivable (Topic 310) disclosure about the credit quality of financing receivables and the allowance for credit losses. The objective of this guidance is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The guidance requires an entity to provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The guidance includes additional disclosure requirements about financing receivables, including: (1) Credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; (2) The aging of past due financing receivables at the end of the reporting period by class of financing receivables; and (3) The nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. In January 2011, FASB issued ASU 2011-1. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The deferral in this amendment is effective upon issuance. Management is currently evaluating the potential impact of ASU 2010-20 and ASU 2011-1 on the Company’s financial statements.

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

2.           ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2010 and 2009 consisted of the following:

	2010	2009

Accounts receivable	$46,362,000	$29,175,000
Less: allowance for doubtful accounts	676,000	347,000
Accounts receivable, net	$45,686,000	$28,828,000

For the year ended December 31, 2010, the Company recorded provision for bad debts of $329,000.  For the year ended December 31, 2009, the Company recorded a write back of provision for bad debts of $890,000.

3.           INVENTORIES

Inventories at December 31, 2010 and 2009 consisted of the following:

	2010	2009

Raw materials	$169,000	$-
Work-in-progress	-	-
Finished goods and goods for resale	14,462,000	11,647,000
	$14,631,000	$11,647,000
Less: allowance for obsolete inventories	-	-
Inventories, net	$14,631,000	$11,647,000

4.            PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2010 and 2009 consisted of the following:

	2010	2009

Prepaid expenses	$260,000	$290,000
Other receivables	444,000	360,000
	$704,000	$650,000

5.           PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2010 and 2009:

	2010	2009

Furniture, fixtures and equipment	$1,140,000	$3,401,000
Plant and machinery	8,042,000	777,000
Motor vehicles	353,000	335,000
Leasehold improvement	4,782,000	-
	$14,317,000	$4,513,000
Less: accumulated depreciation	(3,127,000)	(2,242,000)
Property and equipment, net	$11,190,000	$2,271,000

Depreciation expenses for the years ended December 31, 2010 and 2009 were $1.3 million and $553,000 respectively.

6.           ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 31, 2010 and 2009 and consisted of the following:

	2010	2009

Accrued expenses	$653,000	$506,000
Other liabilities	56,000	225,000
	$709,000	$731,000

7.           BANK BORROWINGS AND FINANCING ARRANGEMENTS

The Company has secured financing facilities with certain PRC banks to support its business operations. The bank facilities include:

-
Letter of credit facility with China Construction Bank in the amount of $12,900,000 to support our component sales business.  Restricted cash balances are required as security for draws against the facility.  The facility renews each year and is available through January 2012.

-
Letter of credit facility with Industrial Bank in the amount of $7,100,000 to support our component sales business.  Restricted cash balances are required as security for draws against the facility.  In addition, the bank requires third party guarantees from two subsidiaries, SinoHub Electronics Shenzhen, Ltd. and Topology Communication Technology (Shenzhen) Ltd., and a director and his spouse, and an executive officer.  Also, the bank requires a third party guarantor.  The third-party guarantor is Ying Zhao Co., Ltd. The only relationship between the Company and Ying Zhao Co., Ltd. is the guaranty. The facility is available through November, 2011.

-
Letter of credit facility with Hangzhou Bank in the amount of $5,300,000 to support our component sales business.  Restricted cash balances are required as security for draws against the facility.  In addition, the bank requires third party guarantees from two subsidiaries, SinoHub SCM Shenzhen, Ltd., and B2B Chips, Ltd., and a director and an executive officer.  Also, the bank requires a third party guarantor.  The third-party guarantor is Meisun Technology Ltd.  The only relationship between the Company and Meisun Technology Ltd. is the guaranty. The facility renews each year and is available through May, 2011.

-
Letter of credit facility with Bank of Ningbo in the amount of $7,000,000 to support our electronics product manufacturing and sales business.  The bank requires the unlimited personal guaranty of an executive officer.  The facility renews each year and is available through December, 2011.

-
Letter of credit facility with Bank of Jiangsu in the amount of $9,000,000 to support our electronics product manufacturing and sales business.  The bank requires the unlimited personal guaranty of an executive officer.  In addition, the credit facility is secured by a lien on SinoHub's inventory and accounts receivable.  The facility renews each year and is available through May 2011.

Borrowings against these facilities at December 31, 2010 and 2009 were as follows:

	2010	2009

Note payable to a bank, annual interest rate 3.12%, due January 2010	$-	$1,792,000
Note payable to a bank, annual interest rate 3.12%, due February 2010	-	804,000
Note payable to a bank, annual interest rate 5.35%, due March 2010	-	731,000
Note payable to a bank, annual interest rate 1.22%, due April 2010	-	299,000
Note payable to a bank, annual interest rate 5.84%, due May 2010	-	1,463,000
Note payable to a bank, annual interest rate 1.22%, due May 2010	-	457,000

Note payable to a bank, annual interest rate 1.22%, due May 2010	-	445,000
Note payable to a bank, annual interest rate 1.18%, due May 2010	-	644,000
Note payable to a bank, annual interest rate 1.22%, due May 2010	-	1,380,000
Note payable to a bank, annual interest rate 1.22%, due May 2010	-	230,000
Note payable to a bank, annual interest rate 1.18%, due May 2010	-	1,332,000
Note payable to a bank, annual interest rate 1.18%, due May 2010	-	995,000
Note payable to a bank, annual interest rate 1.39%, due June 2010	-	503,000
Note payable to a bank, annual interest rate 1.38%, due June 2010	-	224,000
Note payable to a bank, annual interest rate 1.44%, due June 2010	-	494,000

Note payable to a bank, annual interest rate 5.61%, due May 2011	1,512,000	-
Note payable to a bank, annual interest rate 5.38%, due June 2011	634,000	-
Note payable to a bank, annual interest rate 5.38%, due June 2011	536,000	-
Note payable to a bank, annual interest rate 5.38%, due June 2011	1,140,000	-
Note payable to a bank, annual interest rate 5.38%, due June 2011	505,000	-
Note payable to a bank, annual interest rate 5.38%, due June 2011	484,000	-
Note payable to a bank, annual interest rate 5.38%, due June 2011	1,800,000	-
Note payable to a bank, annual interest rate 5.38%, due June 2011	847,000	-
Note payable to a bank, annual interest rate 5.38%, due June 2011	1,805,000	-
Note payable to a bank, annual interest rate 5.38%, due June 2011	352,000	-
Note payable to a bank, annual interest rate 5.38%, due June 2011	342,000	-
Note payable to a bank, annual interest rate 5.38%, due June 2011	5,022,000	-
Note payable to a bank, annual interest rate 5.38%, due June 2011	362,000	-
Note payable to a bank, annual interest rate 5.38%, due June 2011	993,000	-
Note payable to a bank, annual interest rate 5.38%, due June 2011	480,000	-
Note payable to a bank, annual interest rate 5.38%, due June 2011	736,000	-
Note payable to a bank, annual interest rate 5.38%, due June 2011	1,001,000	-
Note payable to a bank, annual interest rate 5.38%, due June 2011	1,443,000	-
Note payable to a bank, annual interest rate 5.38%, due June 2011	702,000	-
Note payable to a bank, annual interest rate 5.84%, due October 2011	756,000	-
Note payable to a bank, annual interest rate 6.12%, due November 2011	756,000	-
Note payable to a bank, annual interest rate 5.38%, due November 2011	5,815,000	-
Note payable to a bank, annual interest rate 5.38%, due December 2011	4,044,000	-
Note payable to a bank, annual interest rate 5.50%, due December 2011	5,232,000	-

	$37,299,000	$11,793,000
Less : current maturities	37,299,000	11,793,000
Long -term portion	$-	$-

Interest expense for the years ended December 31, 2010 and 2009 was $459,000 and $122,000 respectively.

8.           CAPITAL LEASE OBLIGATIONS

Certain of equipment fixed assets have been acquired under a capital lease.  The capital lease obligations are as follows:

	2010	2009

Gross capital lease obligations	$1,601,000	$-
Less: current portion	756,000	-
Long-term capital lease obligations	$845,000	$-

The lease is guaranteed by equipment with a total cost of $2,436,000.   Depreciation expenses associated with the capital lease were $208,000 and $Nil for the years ended December 31, 2010 and 2009 respectively.

9.           COMMITMENTS AND CONTINGENCIES

Employee Benefits

The full time employees of subsidiaries based in the PRC are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan.  The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits.  The total provision and contributions made for such employee benefits for the years ended December 31, 2010 and 2009 were $194,000 and $145,000 respectively.  The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Commitments

The Company leases warehouse and office spaces from third parties under operating leases which expire at various dates from June 2011 through March 2015.  Rent expense for the years ended December 31, 2010 and 2009 was $864,000 and $392,000 respectively.  At December 31, 2010, the Company has outstanding commitments with respect to operating leases, which are due as follows:

2011	$983,000
2012	883,000
2013	280,000
2014	54,000
2015	13,000
$2,213,000

The Company leases equipment under a non-cancelable capital lease agreement. Future minimum lease payments under the capital lease are as follows:

Fiscal year ending December 31,

2011	$669,000
2012	729,000
2013	365,000
1,763,000
Less: Interest	162,000
1,601,000
Less: Current portion	756,000
Capital lease obligation – Non-current	$845,000

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450-20.  As of December 31, 2010, there was no loss contingency.

10.           EARNINGS PER SHARE

The elements for calculation of earnings per share for the years ended December 31, 2010 and 2009 were as follows:

	Years ended December 31,
	2010	2009

Net income for basic and diluted earnings per share	$19,112,000	$12,364,000

Weighted average shares used in basic computation	28,236,000	25,079,000
Effect of dilutive stock options and warrants	183,000	598,000
Weighted average shares used in diluted computation	28,419,000	25,677,000

Earnings per share:
Basic	$0.68	$0.49
Diluted	$0.67	$0.48

In 2010, options to purchase 428,400 shares of common stock and warrants to purchase 2,103,410 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock were not included in the calculation because the effect is anti-dilutive.

In 2009, options to purchase 264,900 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock of were not included in the calculation because the effect is anti-dilutive.

11.           STOCKHOLDERS’ EQUITY

Merger and Reverse Stock Split

The company’s reverse merger transaction has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of the Acquired Sub become the historical financial statements of the Company, with no adjustment of the carrying value of the assets and liabilities. In connection with the reverse merger, the principal stockholder of Liberty Alliance, Inc. contributed 5,203,907 shares of common stock (adjusted for the 1 for 3.5 reverse stock split described in Note 1) held by him back to the Company for nil consideration. Following the reverse merger, Liberty Alliance, Inc. issued to the stockholders of the Acquired Sub 18,290,000 shares (as adjusted for the reverse stock split) of the Company’s common stock in exchange for all the outstanding shares of the Acquired Sub’s common stock comprising 10,282,288 shares of common stock and 6,933,334 shares of Acquired Sub’s preferred stock, of which 3,000,000 were designated Series A Convertible Preferred Stock (convertible into 3,000,000 shares of Acquired Sub’s common stock), 2,333,334 shares were designated Series B Convertible Preferred Stock (convertible into 2,333,334 shares of Acquired Sub’s common stock), and 1,600,000 shares were designated Series C Convertible Preferred Stock (convertible into 1,600,000 shares of Acquired Sub’s common stock).  The Company also assumed options outstanding exercisable for additional 489,451 shares (as adjusted for the reverse stock split) of common stock.  At the closing, Liberty Alliance, Inc. also issued 510,000 shares (as adjusted for the reverse stock split) of the Company’s common stock to certain consultants for services rendered in connection with the Merger. Immediately following the merger, the Company had 20,000,000 shares of common stock outstanding and options exercisable for an additional 489,451 shares (as adjusted for the reverse stock split) of common stock.

The financial statements have been prepared as if the reverse merger transaction had occurred retroactively at the beginning of the periods presented. Share and per share amounts reflect the effects of the recapitalization and reverse stock split for all periods presented. Accordingly, all of the outstanding shares of the Acquired Sub’s common stock and preferred stock at the completion date of the reverse merger transaction have been exchanged and converted to 18,290,000 shares (as adjusted for the reverse stock split) of the Company’s common stock for all periods presented. In addition, the presentation for all periods includes equity share transactions of the Acquired Sub as adjusted for the effects of the recapitalization and reverse stock split.  All costs associated with the transaction were expensed as incurred.

Equity Share Transactions

In January 2009, certain employees exercised their stock options to purchase an aggregate of 78,809 shares of common stock for $13,000.

On July 22, 2009, pursuant to the terms of the 2008 Stock Plan, the Company authorized the grant to three executive officers an aggregated 64,894 shares of Common Stock at fair value of $184,000 vesting with respect to 100% of the aggregate number of shares granted on December 31, 2009.

On August 3, 2009, the Company entered into and closed a Securities Purchase Agreement with certain accredited investors in a private offering for an aggregate of 342,862 shares of common stock, which resulted in gross proceeds to the Company of $1,200,000.

On August 14, 2009, the Company issued 24,000 shares of common stock to third parties for investor relations services at fair value of $60,000.  The third parties provided the services to the Company in 2009.

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

On January 19, 2010, pursuant to the terms of the 2008 Stock Plan, the Company authorized the grant to three executive officers of an aggregate of 58,625 shares of Common Stock at fair value of $201,000 vesting with respect to 100% of the aggregate number of shares granted on December 31, 2010.

In March 2010, certain employees exercised stock options using net-share settlement resulting in the issuance of an aggregate of 31,452 shares of common stock and yielding no cash proceeds to the Company.

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

On June 4, 2010, pursuant to the terms of the Company’s 2008 Stock Plan, the Company authorized the grant to an executive officer of an aggregate of 14,706 shares of Common Stock at a fair value of $40,000 with the shares vesting in full immediately upon grant.

During the second quarter of 2010, certain employees exercised their stock options to purchase an aggregate of 125,100 shares of common stock for an aggregate price of $21,668.  Certain employees exercised stock options using net-share settlement resulting in the issuance of an aggregate of 24,810 shares of common stock and yielding no cash proceeds to the Company.

During the third quarter of 2010, one employee exercised stock options to purchase 53 shares of common stock for an aggregate price of $9.

During the fourth quarter of 2010, one employee exercised stock options to purchase 595 shares of common stock for an aggregate price of $119.  Certain employees exercised stock options using net-share settlement resulting in the issuance of an aggregate of 12,579 shares of common stock and yielding no cash proceeds to the Company.

Warrants

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

Following is a summary of the status of warrants outstanding and exercisable at December 31, 2010 and December 31, 2009:

December 31, 2010				December 31, 2009
			Average				Average
			Remaining				Remaining
	Number	Number	Contractual		Number	Number	Contractual
Exercise Price	Outstanding	Exercisable	Life	Exercise Price	Outstanding	Exercisable	Life
$3.00	1,211,740	1,211,740	2.66 years	$3.00	1,211,740	1,211,740	3.66 years
$3.25	891,670	816,670	4.66 years
Total	2,103,410	2,028,410		Total	1,211,740	1,211,740

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

The statutory reserve funds are restricted for use to set off against prior period losses, expansion of production and operation or for the increase in the registered capital of the Company.  The statutory public welfare fund is restricted for use in capital expenditures for the collective welfare of employees.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances.  These reserves are therefore not available for distribution except in liquidation. During 2010 and 2009, the Company appropriated $147,000 and $63,000 respectively, to the reserve funds based in accordance with the laws and regulations of the PRC.

12.          STOCK OPTIONS

The Company has granted qualified stock options under the Company’s 2000 Stock Incentive Plan (the “2000 ISOP”) and 2008 Stock Plan, as amended and restated (the “2008 ISOP”).  At December 31, 2010, stock options to purchase 1,061,198 shares of common stock at an exercise price ranging from $0.10 to $4.36 per share were outstanding.  Prior to becoming publicly traded, the exercise prices were determined by the Board at the time of grant.  In each such case the exercise price was not less than the fair market value of the common stock as determined by the Board in good faith taking into account such factors as recent issuances of preferred stock with an appropriate discount factored in relative to the common shares.  The exercise prices for options issued under the 2000 ISOP following the sale of preferred stock by the Company during November and December of 2007 represent a discount to the issuance price of $0.78 for such preferred stock taking into account the added value of the conditions in the preferred stock (for example, it was redeemable with 10% appreciation).  The exercise prices for options issued under the 2008 ISOP represent the closing price of the Company’s common stock on the business day preceding the grant date.  The stock options granted become exercisable (“vested”) as to 25% of the original number of shares on the first anniversary of the grant date and as to an additional 6.25% of the original number of shares at the end of each successive three-month period following the first anniversary of the grant date until the fourth anniversary of the grant date.  Unless earlier terminated, these stock options granted shall expire ten years after the grant date.  Following the reverse merger, all shares of preferred stock which were convertible on the basis of one share of preferred stock for one share of common stock issued were exchanged for common stock of Liberty Alliance, Inc. retroactively adjusted for all periods presented.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected	Expected	Dividend	Risk Free	Grant Date
Life	Volatility	Yield	Interest Rate	Fair Value

The 2000 ISOP
5 years	175%	0%	2.50%	$0.09 - $0.19

The 2008 ISOP
1-5 years	83% - 121%	0%	0.3% - 2.50%	$0.47 - $2.79

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

The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted- Average Exercise Price

Balance at December 31, 2008	626,889	$0.49
Granted	973,972	2.85
Forfeited	(258,074)	-
Exercised	(78,809)	0.15
Balance at December 31, 2009	1,263,978	$2.01
Granted	563,496	2.73
Forfeited	(571,687)	-
Exercised	(194,589)	0.47
Balance at December 31, 2010	1,061,198	$2.50
Options exercisable on December 31, 2010	299,628	$2.09
Weighted average fair value of options granted during 2010		$1.78

Of the total options granted, options to purchase an aggregate of 299,628 shares of common stock are fully vested, exercisable and non-forfeitable.

 The following is a summary of the status of options outstanding at December 31, 2010 and 2009:

2010 Outstanding Options			Exercisable Options

Range of Exercise Price	Number outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.10 - $1.02	167,114	7.1 years	$0.44	92,708	$0.39
$2.21 - $3.00	700,684	5.9 years	$2.58	145,453	$2.40
$3.92 - $4.36	193,400	8.8 years	$3.97	61,467	$3.93

Total	1,061,198			299,628	$2.09

2009 Outstanding Options			Exercisable Options

Range of Exercise Price	Number outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$0.09 - 1.02	504,106	8.1 years	$0.60	209,495	$0.60
$2.35 - 2.50	497,572	4.5 years	$2.40	-	$2.40
$3.77 - 4.36	262,300	9.8 years	$3.96	-	$3.96

Total	1,263,978			209,495	$0.42

13.           RELATED PARTY TRANSACTIONS

In 2009, a PRC property owned by a director and his spouse was pledged to a bank to secure banking facilities for the Company.  This pledge was released in September 2010.

In 2010 and 2009, a director and his spouse as well as an executive officer have provided guarantees to a bank for banking facilities in the amount of $7,100,000 and $4,400,000, respectively extended to the Company.

In 2010, a director and an executive officer have provided guarantees to a bank for banking facilities in the amount of $5,300,000 extended to the Company.

In 2010 and 2009, an executive officer has provided an unlimited personal guaranty to two banks for banking facilities for the Company in the aggregate principal amount of $16,000,000 and $7,000,000, respectively.

14.           INCOME TAXES

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

The Company and its wholly owned subsidiary, SinoHub International, Inc. are incorporated in the United States and have incurred operating losses since inception.  Management believes the realization of tax benefits from these NOLs is uncertain due to the Company’s current operating history and continuing losses in the US for tax purposes.  Accordingly, no deferred tax benefit has been recorded.

The Company’s subsidiaries in Hong Kong are subject to Hong Kong profits tax at a statutory rate of 16.5%.  No provision for Hong Kong profits tax was required as these entities incurred losses during 2010 and 2009.  As of December 31, 2010 and 2009, there are net operating losses carry forward of $248,499 and $158,335, respectively.  Management believes the realization of tax benefits from the net operating losses is uncertain due to the Company’s current operating history and continuing losses.  Accordingly, no deferred tax benefit has been recorded.

The Company’s subsidiaries in China were subject to China income tax at a statutory rate of 25% in 2010 and 2009.  However, these subsidiaries are located in special economic regions and/or qualify as “new or high-technology enterprises” that are allowed special tax reductions until 2012. The Company’s subsidiaries in China was subject to special tax rate was 22% and 20% in 2010 and 2009 respectively.

Income tax expense for 2010 and 2009 is summarized as follows:

	2010	2009

Current	$6,749,000	$3,725,000
Deferred	-	-
	$6,749,000	$3,725,000

The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2010 and 2009 is as follows:

	2010		2009

Income before income taxes	$25,861,000	100%	$16,089,000	100%

China income taxes at statutory rate	$6,465,000	25%	$4,022,000	25%
Operating loss carried forward	1,204,000	5%	634,000	4%
China qualified income tax exemptions	(920,000)	-4%	(931,000)	-6%
Income tax expense	$6,749,000	26%	$3,725,000	23%

The Company provided a full valuation allowance against the deferred tax benefits as of December 31, 2010 and 2009.

15.           CONCENTRATIONS AND RISKS

Substantially all of Company's assets are located in the PRC and Hong Kong.

During 2010 and 2009, 40% and 11% of revenues were derived from overseas sales, respectively.

Major customers and sales to those customers as a percentage of total sales were as follows:

	Customer A	Customer B	Customer C
For the year ended
December 31, 2010	10%	7%	5%
December 31, 2009	11%	7%	6%

16.           SEGMENT INFORMATION

Since the Company began engaging in electronic products manufacturing and sales (ICM) in 2010, the Company has been organized as two business segments, electronics product manufacturing and sales (ICM) and electronic component sales and services (ECSS).  The Company follows the provision of authoritative pronouncement issued by the FASB regarding disclosures about segments of an enterprise and related information, which establishes standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company's chief operating decision maker is the Chief Executive Officer.  The following were details of the Company's reportable segments:

	For the years ended December 31,
	2010	2009
Revenues from external customers:
ECSS	$135,461,000	$128,408,000
ICM	61,232,000	-
	$196,693,000	$128,408,000
Depreciation:
ECSS	$1,284,000	$553,000
ICM	360,000	-
	$1,643,000	$553,000
Stock compensation expense:
ECSS	$191,000	$184,000
ICM	72,000	-
	$263,000	$184,000
Stock option compensation amortization:
ECSS	$380,000	$252,000
ICM	53,000	-
	$433,000	$252,000
Provision for / (Write back of) bad debts:
ECSS	$188,000	$(890,000)
ICM	141,000	-
	$329,000	$(890,000)

Interest income:
ECP and SCM	$198,000	$20,000
ICM	39,000	-
	$237,000	$20,000
Interest expense:
ECSS	$342,500	$122,000
ICM	116,500	-
	$459,000	$122,000
Income taxes expenses:
ECSS	$3,513,000	$3,725,000
ICM	3,236,000	-
	$6,749,000	$3,725,000
Income from operations:
ECSS	$17,316,000	$16,185,000
ICM	8,751,000	-
	$26,067,000	$16,185,000

Total amount of income from operations is consistent with the consolidated statements of operations.

Addition to property and equipment:
ECSS	$1,712,000	$2,140,000
ICM	7,736,000	-
	$9,448,000	$2,140,000
Total segment assets:
ECSS	$61,074,000	$59,338,000
ICM	49,029,000	-
	$110,103,000	$59,338,000