Form 10-Q
period 2011-03-31
SINOHUB, INC.
filed 2011-05-16
CIK 1406574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐            No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011
Common Stock, $0.001 par value per share	33,451,806 shares

SINOHUB, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “SinoHub” or "Company" refer to the consolidated operations of SinoHub, Inc., a Delaware corporation, and its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
		(As Restated)
CURRENT ASSETS
Cash and cash equivalents	$13,950,000	$4,524,000
Restricted cash	74,604,000	32,059,000
Accounts receivable, net	49,256,000	45,686,000
Inventories, net	19,960,000	14,631,000
Prepaid expenses and other current assets	1,916,000	704,000
Deposit with suppliers	579,000	1,308,000
Total current assets	160,266,000	98,913,000

PROPERTY AND EQUIPMENT, NET	13,290,000	11,190,000

TOTAL ASSETS	$173,556,000	$110,103,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,721,000	$865,000
Customer deposits	749,000	107,000
Accrued expenses and other current liabilities	779,000	709,000
Bank borrowings	86,330,000	37,299,000
Capital lease obligations – current portion	608,000	756,000
Income and other taxes payable	541,000	1,712,000
Total current liabilities	90,728,000	41,449,000

LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	880,000	845,000
Warrant Derivatives	1,181,000	1,692,000
TOTAL LIABILITIES	92,789,000	43,985,000

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized;	-	-
no shares issued
Common stock, $0.001 par value, 100,000,000 shares authorized;	33,000	29,000
33,379,420 shares and 28,570,859 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively
Additional paid-in capital	30,622,000	20,122,000
Retained earnings
Unappropriated	45,846,000	42,301,000
Appropriated	934,000	934,000
Accumulated other comprehensive income	3,331,000	2,730,000
Total stockholders’ equity	80,766,000	66,118,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,556,000	$110,103,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
		2010
	2011	(As Restated)
NET SALES
ECSS	$21,526,000	$32,218,000
ICM	16,442,000	6,386,000
Total net sales	37,968,000	38,604,000
COST OF SALES
ECSS	17,311,000	26,438,000
ICM	12,972,000	5,071,000
Total cost of sales	30,282,000	31,509,000

GROSS PROFIT	7,686,000	7,095,000

OPERATING EXPENSES
Selling, general and administrative	2,322,000	1,895,000
Professional services	281,000	245,000
Stock compensation expense	-	56,000
Stock option compensation amortization	109,000	93,000
Depreciation	466,000	223,000
Provision for bad debts	52,000	33,000
Total operating expenses	3,231,000	2,545,000

INCOME FROM OPERATIONS	4,455,000	4,550,000

OTHER INCOME (EXPENSE)
Interest expense	(490,000)	(30,000)
Interest income	342,000	6,000
Changes in fair values of warrant derivatives	511,000	(44,000)
Other, net	227,000	6,000
Total other income (expense), net	590,000	(62,000)

INCOME BEFORE INCOME TAXES	5,045,000	4,488,000
Income tax expense	1,502,000	1,037,000

NET INCOME	3,543,000	3,451,000

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	601,000	27,000

COMPREHENSIVE INCOME	$4,144,000	$3,478,000

SHARE AND PER SHARE DATA
Net income per share-basic	$0.12	$0.13
Weighted average number of shares-basic	30,181,000	27,283,000
Net income per share-diluted	$0.12	$0.12
Weighted average number of shares-diluted	30,336,000	27,979,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)

	Three months ended March 31,
		2010
	2011	(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,543,000	$3,451,000
Adjustments to reconcile net income to cash used in operations:
Depreciation - operating expenses	466,000	223,000
Depreciation - cost of sales	406,000	-
Changes in fair value of warrant derivatives	(511,000)	44,000
Provision for bad debts	52,000	33,000
Stock compensation expense	-	56,000
Stock option compensation amortization	109,000	93,000
Changes in operating assets and liabilities:
Accounts receivable	(3,181,000)	(2,445,000)
Inventories	(5,175,000)	1,993,000
Prepaid expenses and other current assets	(1,201,000)	(379,000)
Deposit with suppliers	739,000	(1,120,000)
Accounts payable	845,000	513,000
Customer deposits	639,000	(985,000)
Accrued expenses and other current liabilities	63,000	(330,000)
Income and other taxes payable	(1,183,000)	(1,185,000)
Net cash used in operating activities	(4,389,000)	(38,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash	(42,545,000)	(3,984,000)
Purchase of property and equipment	(2,793,000)	(2,186,000)
Net cash used in investing activities	(45,338,000)	(6,170,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of cost	10,441,000	4,470,000
Bank borrowings - proceeds	53,000,000	7,003,000
Bank borrowings - repayments	(4,478,000)	(3,328,000)
Repayments of capital lease obligations	(128,000)	-
Net cash provided by financing activities	58,836,000	8,145,000

EFFECT OF EXCHANGE RATE CHANGES	316,000	21,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,426,000	1,958,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,524,000	8,347,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,950,000	$10,305,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$490,000	$30,000
Cash paid for income tax	$2,092,000	$2,350,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2011
(UNAUDITED)

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

History and Basis of Reporting

SinoHub, Inc. was originally organized in Utah in 1986 under the name Liberty Alliance, Inc.  The Company subsequently merged and reorganized in Delaware in 1991 and is now headquartered in Shenzhen, the People’s Republic of China (“PRC”). The Company was operated by different management teams in the past, pursuing a variety of business ventures.  In May 2008, Liberty Alliance, Inc., SinoHub Acquisition Corp., known as the Merger Sub, SinoHub, Inc., known as the Acquired Sub, and Steven L. White, the principal stockholder of Liberty Alliance, Inc., entered into an Agreement and Plan of Merger pursuant to which the Merger Sub agreed to merge with and into the Acquired Sub, with the Acquired Sub being the surviving corporation.  In July 2008, following the merger, the Company changed its name to SinoHub, Inc. and focused on the electronic components sales and services business, and the Acquired Sub changed its name from SinoHub, Inc. to SinoHub International, Inc.

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

These condensed consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, previously filed with the Securities and Exchange Commission on March 14, 2011.

Organization Structure

The current operations of the Company include the following subsidiaries:

SinoHub International, Inc. was incorporated in March 1999 as a Delaware C corporation in the United States of America.  This company is the holding company for the Chinese and Hong Kong subsidiaries listed below. SinoHub International, Inc. is wholly owned by SinoHub, Inc.

SinoHub Electronics Shenzhen, Ltd. was incorporated in September 2000 in the PRC to provide one-stop SCM services for electronic manufacturers and distributors in southern China.  SinoHub Electronics Shenzhen, Ltd. is wholly owned by SinoHub International, Inc.

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

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  A provision for bad debts is established and recorded based on managements’ assessment of customer credit history, overall trends in collections and write-offs, and expected exposures based on facts and prior experience.

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

Depreciation is provided on a straight-line basis, less estimated residual values over the assets’ estimated useful lives.  The estimated useful lives are as follows:

Plant and machinery	2 to 5 Years
Motor vehicles	5 Years
Furniture, fixtures and equipment	2 to 5 Years
Leasehold improvements	Over the unexpired lease terms

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

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of March 31, 2011:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
2010 Warrants	$—	$—	$1,181,000	$1,181,000

The following table sets forth a summary of changes in fair value of our derivative liability for the three months ended March 31, 2011 and 2010:

	2011	2010
Beginning Balance,	$1,692,000	$-
Fair value of 2010 warrants at issue date	-	2,304,000
Net (gain) loss included in earnings	(511,000)	44,000
Balance March 31	$1,181,000	$2,348,000

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

Derivative Instruments

The Warrants issued in connection with the private placement the Company consummated on September 10, 2008 (the “2008 Warrants) and on March 2, 2010 (the “2010 Warrants”) include a reset provision (to adjust the exercise price of the warrants) which is triggered if the Company issues common shares below the exercise price as defined in the respective warrants. Effective January 1, 2009 the reset provision of these warrants precludes equity accounting treatment under ASC 815 (formerly EITF 07-05). Accordingly, effective January 1, 2009, the Company was required to reclassify these warrants at their fair value to liabilities each reporting period under ASC 815-40.  The reset provision in the 2008 Warrants expired on September 10, 2009.

At March 31, 2011, the fair value of the Company’s derivative warrants liability for the 2010 Warrants was $1,181,000. The Company used the Black-Scholes valuation model to estimate the fair value of the 2010 Warrants. Significant assumptions used at March 31, 2011 and 2010 were as follows:

	2011	2010
Estimated market value of stock on grant date (1)	$1.89	$3.18
Risk-free interest rate (2)	1.60%	2.55%
Dividend yield (3)	0.00%	0.00%
Volatility factor	123.08%	146.50%
Expected life (4)	3.9 years	4.9 years

(1)
The estimated market value of the stock on the date of grant was based on a calculation by management after consideration of price per share received in the private offerings and reported public market prices.

(2)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the option on date of grant.

(3)
Management determined the dividend yield to be 0% based upon its expectation that the Company will not make any near term change to its policy of retaining all earnings available to pay dividends for use in the Company’s business.

(4)	Expected life is remaining contractual life of the warrants.

Changes in fair value of the 2010 Warrants are recognized in earnings each reporting period.

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

Segments

The Company operates in two segments: electronics product manufacturing and sales (ICM) and electronic component sales and services (ECSS).  Segment disclosure is presented in Note 14, “Segment information.”

Recent Accounting Pronouncements

In April 2011, FASB issued ASU 2011-02 Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The amendments in this Update would provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Early adoption is permitted. The Company does not expect the adoption of ASU 2011-02 to have a material impact on its consolidated results of operations or financial position.

In January 2011, FASB issued ASU 2011-01 Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The deferral in this amendment is effective upon issuance. The Company does not expect the adoption of ASU 2011-01 to have a material impact on its consolidated results of operations or financial position.

In December 2010, FASB issued ASU 2010-29 Business Combinations (Topic 805)-Disclosure of Supplementary Pro Forma Information for Business Combinations. The objective of this Update is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of ASU 2010-29 did not have a material impact on the Company’s financial statements.

In April 2010, FASB issued ASU 2010-13 Compensation-Stock Compensation (Topic 718) Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.  ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this Update should be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied.  The adoption of ASU 2010-13 did not have a material impact on its consolidated results of operations or financial position.

2.              RESTATEMENT

On May 16, 2011, the Company filed with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K, to report management’s determination that the Company’s financial statements for the year ended December 31, 2010, included in its Annual Report on Form 10-K filed with the SEC on March 14, 2011 (the “2010 For 10-K”) ,  should no longer be relied upon due to an error in such financial statements with respect to the accounting for 816,670 common stock purchase warrants in connection with its March 2, 2010 private placement (the “2010 Warrants”).  The Company determined that the historical financial statements for the year ended December 31, 2010 included in the Company’s 2010 Form 10-K require restatement to properly record the 2010 Warrants as a derivative liability.

The Current Report on Form 8-K which the Company filed with the SEC on May 16, 2011 also reported management’s determination that the Company’s financial statements:

(i)	for the fiscal quarter ended March 31, 2010, included in its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010, filed with the SEC on May 17, 2010 (the “March 2010 Form 10-Q”);

(ii)
 for the fiscal quarter ended June 30, 2010, included in its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, filed with the SEC on August 12, 2010 (the “June 2010 Form 10-Q”); and

(iii)
 for the fiscal quarter ended September 30, 2010, included in its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 filed with the SEC on November 12, 2010 (the “September 2010 Form 10-Q” and, collectively with the March 2010 Form 10-Q and June 2010 Form 10-Q, the“Form 10-Qs”),

should no longer be relied upon due to an error in such financial statements with respect to the accounting for the 2010 Warrants.

The Company has performed a complete assessment of its outstanding 2010 Warrants and has concluded that its outstanding 2010 Warrants are within the scope of Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), formerly Emerging Issues Task Force Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”), due to the inclusion in the Warrants of a provision requiring an adjustment to the exercise price of the 2010 Warrants in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than such exercise price.  Accordingly, ASC 815-40, formerly EITF 07-05, which was effective as of January 1, 2009, should have been applied resulting in a reclassification of the warrants as a liability, measured at fair value, with changes in fair value recognized as part of other income or expense for each reporting period thereafter. Because the reset provision contained in the Company’s warrants issued in 2008 (the “2008 Warrants”) expired on September 10, 2009, no change in the Company’s historical financial statements is required with respect to the 2008 Warrants.

The Company is in the process of preparing amendments to the Form 10-Qs and 10-K for the prior periods noted above and plans to file those amendments with the SEC, reflecting the restatement relative to the 2010 Warrants.

This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 incorporates corrections made in response to the accounting errors described above by restating the Company’s financial statements presented herein for the three months ended March 31, 2010.  The corrections to the quarterly information in this Form 10-Q had no impact on the Company’s previously reported operations or cash flows for the periods being restated.

The following tables show the effects of the restatement on the Company's consolidated balance sheet as of December 31, 2010 and consolidated statements of operations and comprehensive income and consolidated statements of cash flows for the three month period ended March 31, 2010:

SinoHub, Inc. and Subsidiaries
Consolidated Balance Sheet
(Audited)

	Year Ended December 31, 2010
	As Previously Recorded	As Restated

Total Assets	$110,103,000	$110,103,000

Total Current Liabilities	$41,449,000	$41,449,000

LONG-TERM LIABILITIES
Warrant Derivatives	-	1,692,000

TOTAL LIABILITIES	$42,294,000	$43,985,000

STOCKHOLDERS' EQUITY

Additional paid-in capital	22,426,000	20,122,000
Retained earnings
Unappropriated	41,691,000	42,301,000

Total stockholders' equity	67,809,000	66,118,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$110,103,000	$110,103,000

SinoHub, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31, 2010
	As Previously Recorded	As Restated

Change in fair value of derivative warrant liability	$-	$(44,000)

Total other income (expense)	$(18,000)	$(62,000)

Net Income Before Provision for Income Tax	$4,532,000	$4,488,000

Net Income	$3,495,000	$3,451,000

Basic Earnings Per Share	$0.13	$0.13

Diluted Earnings Per Share	$0.12	$0.12

Other Comprehensive Income
Foreign currency translation adjustment	$27,000	$27,000

Comprehensive Income	$3,522,000	$3,478,000

The gain (loss) resulting from the change in fair value of derivative warrant liability for the three month period ended March 31, 2010, was incurred at the corporate level (a Delaware corporation).  The Company did not recognize any income tax benefits (expense) associated with the change in fair value in the three months ended March 31, 2010.  Therefore, the restatement did not have an effect on the Company’s taxable income for the three months ended March 31, 2010.

SinoHub, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2010
	As Previously Recorded	As Restated

Net Income	$3,495,000	$3,451,000

Change in fair value of derivative liability	-	44,000

Total:	$3,495,000	$3,495,000

3.              ACCOUNTS RECEIVABLE, NET

Accounts receivable at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
		(As Restated)
Accounts receivable	$49,984,000	$46,362,000
Less: allowance for doubtful accounts	728,000	676,000
Accounts receivable, net	$49,256,000	$45,686,000

For the three months ended March 31, 2011 and 2010, the Company recorded provision for bad debts of $52,000 and $33,000 respectively.

4.           INVENTORIES, NET

Inventories at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
		(As Restated)
Raw materials	$18,188,000	$169,000
Work-in-progress	9,000	-
Finished goods and goods for resale	1,763,000	14,462,000
	$19,960,000	$14,631,000
Less: allowance for obsolete inventories	-	-
Inventories, net	$19,960,000	$14,631,000

5.           BANK BORROWINGS AND FINANCING ARRANGEMENTS

The Company has secured the following financing facilities with certain PRC banks to support its business operations:

Letter of credit facility with China Construction Bank in the amount of $12,900,000 to support our component sales and services business.  Restricted cash balances are required as security for draws against the facility.  The facility renews each year and is available through January 2012.

Letter of credit facility with Industrial Bank in the amount of $50,000,000 to support our business.  Restricted cash balances are required as security for draws against the facility.  The facility is available through March, 2012.

Letter of credit facility with Hangzhou Bank in the amount of $5,300,000 to support our component sales and services business.  Restricted cash balances are required as security for draws against the facility.  In addition, the bank requires third party guarantees from two subsidiaries, SinoHub SCM Shenzhen, Ltd., and B2B Chips, Ltd., and a director and an executive officer.  Also, the bank requires a third party guarantor.  The third-party guarantor is Meisun Technology Ltd.  The only relationship between the Company and Meisun Technology Ltd. is the guaranty. The facility renews each year and is available through May, 2011.

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

Letter of credit facility with Bank of Shanghai in the amount of $3,050,000 to support our electronics product manufacturing and sales business.  The bank requires the unlimited personal guaranty of an executive officer.  The facility renews each year and is available through September 2011.

Borrowings against these facilities at March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
		(As Restated)
Note payable to a bank, annual interest rate 5.61%, due May 2011	$-	$1,512,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	634,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	536,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	1,140,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	505,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	484,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	1,800,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	847,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	1,805,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	352,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	342,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	5,022,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	362,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	993,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	480,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	736,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	1,001,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	1,443,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	702,000
Note payable to a bank, annual interest rate 5.84%, due October 2011	-	756,000
Note payable to a bank, annual interest rate 6.12%, due November 2011	-	756,000
Note payable to a bank, annual interest rate 5.38%, due November 2011	-	5,815,000
Note payable to a bank, annual interest rate 5.38%, due December 2011	-	4,044,000
Note payable to a bank, annual interest rate 5.50%, due December 2011	-	5,232,000

Note payable to a bank, annual interest rate 5.50%, due April 2011	$3,359,000	$-
Note payable to a bank, annual interest rate 3.00%, due April 2011	3,951,000	-
Note payable to a bank, annual interest rate 5.50%, due April 2011	198,000	-
Note payable to a bank, annual interest rate 5.50%, due April 2011	1,527,000	-
Note payable to a bank, annual interest rate 5.61%, due May 2011	1,527,000	-
Note payable to a bank, annual interest rate 3.00%, due May 2011	2,614,000	-
Note payable to a bank, annual interest rate 3.00%, due May 2011	2,405,000	-
Note payable to a bank, annual interest rate 5.50%, due May 2011	197,000	-
Note payable to a bank, annual interest rate 2.66%, due May 2011	709,000	-
Note payable to a bank, annual interest rate 2.67%, due June 2011	640,000	-
Note payable to a bank, annual interest rate 3.16%, due June 2011	541,000	-
Note payable to a bank, annual interest rate 3.00%, due June 2011	1,151,000	-
Note payable to a bank, annual interest rate 2.99%, due June 2011	510,000	-
Note payable to a bank, annual interest rate 3.16%, due June 2011	489,000	-
Note payable to a bank, annual interest rate 3.00%, due June 2011	1,817,000	-
Note payable to a bank, annual interest rate 3.16%, due June 2011	855,000	-
Note payable to a bank, annual interest rate 3.00%, due June 2011	1,822,000	-
Note payable to a bank, annual interest rate 3.00%, due June 2011	355,000	-
Note payable to a bank, annual interest rate 2.25%, due June 2011	345,000	-
Note payable to a bank, annual interest rate 3.00%, due June 2011	5,069,000	-
Note payable to a bank, annual interest rate 3.00%, due June 2011	2,501,000	-
Note payable to a bank, annual interest rate 3.03%, due June 2011	365,000	-
Note payable to a bank, annual interest rate 3.00%, due June 2011	1,002,000	-
Note payable to a bank, annual interest rate 3.16%, due June 2011	484,000	-
Note payable to a bank, annual interest rate 5.38%, due June 2011	3,402,000	-
Note payable to a bank, annual interest rate 3.16%, due June 2011	743,000	-
Note payable to a bank, annual interest rate 3.00%, due June 2011	1,010,000	-
Note payable to a bank, annual interest rate 3.16%, due June 2011	1,457,000	-
Note payable to a bank, annual interest rate 3.16%, due July 2011	356,000	-
Note payable to a bank, annual interest rate 3.16%, due July 2011	611,000	-
Note payable to a bank, annual interest rate 2.93%, due July 2011	1,067,000	-
Note payable to a bank, annual interest rate 2.93%, due July 2011	186,000	-
Note payable to a bank, annual interest rate 2.41%, due July 2011	677,000	-
Note payable to a bank, annual interest rate 5.50%, due July 2011	244,000	-
Note payable to a bank, annual interest rate 5.50%, due July 2011	1,221,000	-
Note payable to a bank, annual interest rate 2.25%, due July 2011	321,000	-
Note payable to a bank, annual interest rate 2.65%, due July 2011	238,000	-
Note payable to a bank, annual interest rate 3.16%, due August 2011	1,572,000	-
Note payable to a bank, annual interest rate 3.17%, due August 2011	465,000	-
Note payable to a bank, annual interest rate 2.58%, due August 2011	1,067,000	-
Note payable to a bank, annual interest rate 5.50%, due August 2011	171,000	-
Note payable to a bank, annual interest rate 2.45%, due August 2011	357,000	-
Note payable to a bank, annual interest rate 3.17%, due August 2011	1,038,000	-
Note payable to a bank, annual interest rate 3.17%, due August 2011	332,000	-
Note payable to a bank, annual interest rate 3.17%, due August 2011	217,000	-
Note payable to a bank, annual interest rate 3.17%, due August 2011	574,000	-
Note payable to a bank, annual interest rate 3.16%, due September 2011	5,479,000	-

Note payable to a bank, annual interest rate 2.59%, due September 2011	658,000	-
Note payable to a bank, annual interest rate 2.59%, due September 2011	149,000	-
Note payable to a bank, annual interest rate 3.16%, due September 2011	2,919,000	-
Note payable to a bank, annual interest rate 2.59%, due September 2011	204,000	-
Note payable to a bank, annual interest rate 5.50%, due September 2011	1,527,000	-
Note payable to a bank, annual interest rate 2.60%, due September 2011	726,000	-
Note payable to a bank, annual interest rate 3.16%, due September 2011	397,000	-
Note payable to a bank, annual interest rate 2.62%, due September 2011	392,000	-
Note payable to a bank, annual interest rate 3.16%, due September 2011	213,000	-
Note payable to a bank, annual interest rate 3.16%, due September 2011	236,000	-
Note payable to a bank, annual interest rate 3.16%, due September 2011	394,000	-
Note payable to a bank, annual interest rate 5.50%, due September 2011	115,000	-
Note payable to a bank, annual interest rate 3.45%, due September 2011	360,000	-
Note payable to a bank, annual interest rate 3.63%, due September 2011	105,000	-
Note payable to a bank, annual interest rate 4.06%, due September 2011	1,312,000	-
Note payable to a bank, annual interest rate 3.63%, due September 2011	945,000	-
Note payable to a bank, annual interest rate 4.06%, due September 2011	705,000	-
Note payable to a bank, annual interest rate 3.63%, due September 2011	787,000	-
Note payable to a bank, annual interest rate 5.84%, due October 2011	763,000	-
Note payable to a bank, annual interest rate 6.12%, due November 2011	763,000	-
Note payable to a bank, annual interest rate 3.00%, due November 2011	5,870,000	-
Note payable to a bank, annual interest rate 3.00%, due December 2011	4,082,000	-
Note payable to a bank, annual interest rate 3.00%, due January 2012	3,476,000	-
Note payable to a bank, annual interest rate 3.00%, due January 2012	1,993,000	-

	$86,330,000	$37,299,000
Less : current portion	86,330,000	37,299,000
Long -term portion	$-	$-

Interest expense for the three months ended March 31, 2011 and 2010 was $416,000 and $30,000, respectively.

6.           CAPITAL LEASE OBLIGATIONS

Certain items of our equipment have been acquired under a capital lease.  The capital lease obligations are as follows:

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
		(As Restated)
Gross capital lease obligations	$1,488,000	$1,601,000
Less: current portion	608,000	756,000
Long-term capital lease obligations	$880,000	$845,000

The lease is guaranteed by equipment with a total cost of $2,436,000.  Depreciation expenses associated with capital leases were $81,000 and $Nil for the three months ended March 31, 2011 and 2010 respectively.  Interest expenses associated with capital leases were $74,000 and $Nil for the three months ended March 31, 2011 and 2010 respectively.

7.           COMMITMENTS AND CONTINGENCIES

Commitments

Rental Lease Commitment

The Company leases warehouse, office spaces and equipment from third parties under operating leases which expire at various dates from June 2011 through March 2015.  Rent expense for three months ended March 31, 2011 and 2010 was $271,000 and $211,000 respectively.  At March 31, 2011, the Company has outstanding commitments with respect to operating leases, which are due as follows:

Fiscal year ending December 31,

2011	$830,000
2012	883,000
2013	280,000
2014	54,000
2015	13,000
$2,060,000

Capital Leases Commitment

The Company leases equipment under a non-cancelable capital lease agreement.  Future minimum lease payments under the capital leases are as follows:

Fiscal year ending December 31,

2011	$486,000
2012	730,000
2013	365,000
1,581,000
Less: Interest	93,000
1,488,000
Less: Current portion	608,000
Capital lease obligation – Non-current	$880,000

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450.  As of March 31, 2011, there was no known loss contingency.

8.           EARNINGS PER SHARE

The elements for calculation of earnings per share for the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended March 31

	2011	2010
	(Unaudited)	(Unaudited)
		(As Restated)
Net income for basic and diluted earnings per share	$3,543,000	$3,451,000

Weighted average shares used in basic computation	30,181,000	27,283,000
Effect of dilutive stock options and warrants	155,000	696,000
Weighted average shares used in diluted computation	30,336,000	27,979,000

Earnings per share:
Basic	$0.12	$0.13
Diluted	$0.12	$0.12

In 2011, options to purchase 631,251 shares of common stock and warrants to purchase 3,577,502 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock were not included in the calculation because the effect is anti-dilutive.

In 2010, options to purchase 246,700 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock were not included in the calculation because the effect is anti-dilutive.

9.           STOCKHOLDERS’ EQUITY

Equity Share Transactions

On March 21, 2011, the Company completed the sale of the common stock and warrants under a Securities Purchase Agreement.  For each share of common stock purchased by an investor under the Securities Purchase Agreement, such investor received a warrant to purchase 0.3 shares of common stock at an initial exercise price of $3.00 per whole share of common stock.  The warrants cannot be exercised until six months after the date of issuance and have a term of exercise of thirty months from the date of issuance.  Each share of common stock, together with the related warrant, was sold at a negotiated price of $2.30 per share of common stock.  The Company received gross proceeds from the offering of approximately $11 million, before deducting placement agents' fees and estimated offering expenses.  During the first quarter of 2011, net offering proceeds of approximately $10.4 million were recorded as an addition to stockholders’ equity, after deducting offering and related closing costs of the transaction.

During the first quarter of 2011, certain employees and a former director exercised their stock options to purchase an aggregate of 17,464 shares of common stock for $1,337.

Warrants

Following is a summary of the status of warrants outstanding and exercisable at March 31, 2011 and December 31, 2010:

March 31, 2011				December 31, 2010
			Average				Average
			Remaining				Remaining
	Number	Number	Contractual		Number	Number	Contractual
Exercise Price	Outstanding	Exercisable	Life	Exercise Price	Outstanding	Exercisable	Life
$3.00	2,649,069	1,211,740	2.45 years	$3.00	1,211,740	1,211,740	2.66 years
$3.11	853,433	853,433	4.43 years	$3.25	891,670	816,670	4.66 years
$3.25	75,000	75,000	1.84 years
Total	3,577,502	2,140,173		Total	2,103,410	2,028,410

As a result of the March 2011 sale of common stock and warrants described under “Equity Share Transactions” above, the exercise price and number of shares issuable upon the exercise of warrants sold by the Company in a private placement were adjusted. The exercise price of the warrants was reduced from $3.25 to $3.11 per share and the aggregate number of shares issuable upon the exercise price of the warrants was increased from 816, 670 to 853,425.  The warrants are also exercisable for an aggregate of an additional 8.25 fractional shares.  In lieu of any fractional shares which would otherwise be issuable, the Company shall pay cash equal to the product of such fraction multiplied by the closing price of one warrant share as reported by the applicable trading market for the Company’s shares on the date of exercise.

10.           STOCK OPTIONS

The Company has granted qualified stock options under the Company’s 2000 Incentive Stock Option Plan (the “2000 ISOP”) and 2008 Incentive Stock Option Plan (the “2008 ISOP”).  At March 31, 2011, stock options to purchase 1,066,299 shares of common stock at an exercise price ranging from $0.10 to $4.36 per share were outstanding.  Prior to becoming publically traded, the exercise prices were determined by the Board at the time of grant.  In each such case the exercise price was not less than the fair market value of the common stock as determined by the Board in good faith taking into account such factors as recent issuances of preferred stock with an appropriate discount factored in relative to the common shares.  The exercise prices for options issued under the 2000 ISOP following the sale of preferred stock by the Company during November and December of 2007 represent a discount to the issuance price of $0.78 for such preferred stock taking into account the added value of the conditions in the preferred stock (for example, it was redeemable with 10% appreciation).  The exercise prices for options issued under the 2008 ISOP represent the closing price of the Company’s common stock on the business day preceding the grant date.  The stock options granted become exercisable (“vested”) as to 25% of the original number of shares on the first anniversary of the grant date and as to an additional 6.25% of the original number of shares at the end of each successive three-month period following the first anniversary of the grant date until the fourth anniversary of the grant date.  Unless earlier terminated, these stock options granted shall expire ten years after the grant date.  Following the reverse merger, all shares of preferred stock which were convertible on the basis of one share of preferred stock for one share of common stock issued were exchanged for common stock of Liberty Alliance, Inc. retroactively adjusted for all periods presented.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected	Expected	Dividend	Risk Free	Grant Date
Life	Volatility	Yield	Interest Rate	Fair Value

The 2000 ISOP
5 years	175%	0%	2.50%	$0.09 - $0.19

The 2008 ISOP
1-5 years	83% - 121%	0%	0.3% - 2.5%	$0.47 - $2.79

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

The Company granted 98,361 stock options in the three months ended March 31, 2011.

The following is a summary of the stock options activity:

	Number of	Weighted-
	Options	Average
	Outstanding	Exercise
		Price

Balance at December 31, 2009	1,263,978	$2.01
Granted	563,496	2.73
Forfeited	(571,687)	-
Exercised	(194,589)	0.47
Balance at December 31, 2010	1,061,198	$2.50
Granted	98,361	2.71
Forfeited	(75,796)	-
Exercised	(17,464)	1.13
Balance at March 31, 2011	1,066,299	$2.56
Options exercisable on March 31, 2011	304,847	$2.26
Weighted average fair value of options granted during the three months ended March 31, 2011		$1.53

Of the total options granted, 304,847 are fully vested exercisable and non-forfeitable at March 31, 2011.

The following is a summary of the status of options outstanding at March 31, 2011 and December 31, 2010:

Outstanding Options at March 31, 2011				Exercisable Options

Range of	Number	Weighted	Weighted	Number	Weighted
Exercise Price		Average	Average		Average
		Remaining	Exercise		Exercise
		Contractual	Price		Price
		Life
$0.10 - $1.02	147,554	6.9 years	$0.44	80,067	$0.23
$2.21 - $3.00	730,145	5.8 years	$2.62	155,302	$2.53
$3.92 - $4.36	188,600	8.5 years	$3.97	69,478	$3.97

Total	1,066,299			304,847	$2.26

Outstanding Options at December 31, 2010				Exercisable Options

Range of	Number	Weighted	Weighted	Number	Weighted
Exercise Price		Average	Average		Average
		Remaining	Exercise		Exercise
		Contractual	Price		Price
		Life
$0.10 - $1.02	167,114	7.1 years	$0.44	92,708	$0.39
$2.21 - $3.00	700,684	5.9 years	$2.58	145,453	$2.40
$3.92 - $4.36	193,400	8.8 years	$3.97	61,467	$3.93

Total	1,061,198			299,628	$2.09

11.           RELATED PARTY TRANSACTIONS

There were no related party transactions during the three months ended March 31, 2011 and 2010 respectively except for the ongoing transactions set forth below.

As of March 31, 2011 and December 31, 2010, a director and his spouse as well as an executive officer have provided guarantees to a bank for banking facilities in the amount of $Nil and $7,100,000, respectively extended to the Company.

As of March 31, 2011 and December 31, 2010, a director and an executive officer have provided guarantees to a bank for banking facilities in the amount of Nil and $5,300,000, respectively extended to the Company.

As of March 31, 2011 and December 31, 2010, an executive officer has provided an unlimited personal guaranty to two banks for banking facilities for the Company in the aggregate principal amount of $16,000,000 and $19,050,000, respectively.

12.           INCOME TAXES

The Company and its subsidiaries are subject to income taxes on an “entity” basis, that is, on income arising in or derived from the tax jurisdiction in which each entity is domiciled.  It is management's current intention to reinvest all the income earned by the Company’s subsidiaries based outside of the US.  Accordingly, no US federal income taxes have been provided on earnings of foreign based subsidiaries.

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

The Company’s subsidiaries in Hong Kong are subject to Hong Kong profits tax at a statutory rate of 16.5%.  No provision for Hong Kong profits tax was required as these entities incurred losses during the three months ended March 31, 2011 and 2010.  Management believes the realization of tax benefits from the net operating losses is uncertain due to the Company’s current operating history and continuing losses in Hong Kong for tax purposes.  Accordingly, no deferred tax benefit has been recorded.

The Company’s subsidiaries in China were subject to China income tax at a statutory rate of 25% in 2011 and 2010.  However, these subsidiaries are located in special economic regions and/or qualify as “new or high-technology enterprises” that are allowed special tax reductions until 2012. The Company’s subsidiaries in China was subject to special tax rate was 24% and 22% in 2011 and 2010 respectively.

Income tax expense for the three months ended March 31, 2011 and 2010 is summarized as follows:

	2011	2010
		(As Restated)
Current	$1,502,000	$1,037,000
Deferred	-	-
	$1,502,000	$1,037,000

The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the three months ended March 31, 2011 and 2010 is as follows:

	2011		2010
			(As Restated)
Income before income taxes	$5,045,000	100%	$4,488,000	100%

China income taxes at statutory rate	$1,261,000	25%	$1,122,000	25%
Operating loss carried forward	412,000	8%	45,000	1%
Effect of (non-taxable income)/ non-deductible expenses	(108,000)	-2%	11,000	0%
China qualified income tax exemptions	(63,000)	-1%	(141,000)	-3%
Income tax expense	$1,502,000	30%	$1,037,000	23%

13.           CONCENTRATIONS AND RISKS

Substantially all of Company's assets are located in the PRC and Hong Kong.

During the three months ended March 31, 2011 and 2010, 43% and 15% of revenues were derived from overseas sales, respectively.

14.           SEGMENT INFORMATION

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

The Company's chief operating decision maker is the Chief Executive Officer.  The following were details of the Company's reportable segments:

	For three months ended March 31,
	2011	2010
Revenues from external customers:
ECSS	$21,526,000	$32,218,000
ICM	16,442,000	6,386,000
	$37,968,000	$38,604,000
Depreciation:
ECSS	$373,000	$215,000
ICM	93,000	8,000
	$466,000	$223,000
Stock compensation expense:
ECSS	$-	$47,000
ICM	-	9,000
	$-	$56,000
Stock option compensation amortization:
ECSS	$60,000	$78,000
ICM	49,000	15,000
	$109,000	$93,000
Provision for bad debts:
ECSS	$28,000	$28,000
ICM	24,000	5,000
	$52,000	$33,000
Interest income:
ECSS	$194,000	$5,000
ICM	148,000	1,000
	$342,000	$6,000
Interest expense:
ECSS	$278,000	$25,000
ICM	212,000	5,000
	$490,000	$30,000
Income taxes expenses:
ECSS	$868,000	$814,000
ICM	634,000	223,000
	$1,502,000	$1,037,000
Income from operations:
ECSS	$1,760,000	$3,434,000
ICM	2,695,000	1,116,000
	$4,455,000	$4,550,000

Total amount of income from operations is consistent with the consolidated statements of operations.

Addition to property and equipment:
ECSS	$2,309,000	$2,186,000
ICM	457,000	-
	$2,766,000	$2,186,000
Total segment assets:
ECSS	$73,161,000	$60,522,000
ICM	100,395,000	8,646,000
	$173,556,000	$69,168,000

15.           RESTRICTED CASH AND BANK BORROWINGS

Restricted cash and bank borrowings at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
		(As Restated)
Restricted cash - loan	$3,288,000	$3,016,000
Restricted cash - NDF	71,316,000	29,043,000
Total Restricted cash	$74,604,000	$32,059,000

Bank borrowings - loan	$15,014,000	$8,256,000
Bank borrowings - NDF	71,316,000	29,043,000
Total Bank borrowings	$86,330,000	$37,299,000

Non-Deliverable Forward (NDF) contracts are instruments whereby a company can presently pay a supplier in a currency, principally US dollars (USD), using a predetermined rate of exchange against the Renminbi (RMB) that is lower than the current exchange rate on a riskless basis.  The reason this opportunity is available at this time is because Chinese banks anticipate that there will be further appreciation of the RMB.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s  Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 14, 2011.  This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations.  Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results or our published guidance and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the statements are made, or to update revenue guidance, including the factors that influence revenue and earnings.  You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report on Form 10-Q. All amounts are expressed in United States dollars.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED
MARCH 31, 2011 COMPARED TO MARCH 31, 2010

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

Overall Results

The Company reported net income for the three months ended March 31, 2011 of $3.54 million compared to $3.45 million in the year-earlier period.  The first fiscal quarter is historically the slowest fiscal quarter of each year, and quarterly results fluctuate significantly from quarter to quarter.  Based on these facts and the Company’s continuing focus on its ICM business as a larger component of overall operations, the Company does not believe that net sales for the three months ended March 31, 2011 are necessarily indicative of future performance or any trends but continues to evaluate its results of operations on a quarterly basis going forward.  Net margins improved to 9.3% for the three months ended March 31, 2011 compared to 8.9% in the year-earlier period.

Net Sales

Net sales for three months ended March 31, 2011 were $38.0 million, down 1.6% from $38.6 million in the year-earlier period.  The Company reports net sales on the basis of two business segments: electronic component sales and services (ECSS) and electronic products manufacturing and sales (ICM).

In three months ended March 31, 2011, net sales of ECSS business segment decreased to $21.5 million from $32.2 million in the year-earlier period.  In three months ended March 31, 2011, net sales of ICM business segment increased 156% to $16.4 million from $6.4 million in the year-earlier period.

Gross Profit

The Company recorded gross profit of $7.7 million in the three months ended March 31, 2011, compared with $7.1 million in the year-earlier period, an increase of 8.5%.  The gross margin in the three months ended March 31, 2011 increased to 20.3% from 18.4% in the year-earlier period.

Operating Expenses

Total operating expenses were $3.2 million or 8.5% of revenues in the three months ended March 31, 2011, compared to $2.5 million, or 6.6% of revenues in the year-earlier period.  Selling, general and administrative expenses increased to $2.3 million in the three months ended March 31, 2011 from $1.9 million in the year-earlier period, representing approximately 6.1% and 4.9% of revenues respectively.  The largest factors in the increase in selling, general and administrative expenses from 2010 to 2011 were salaries and fringe benefits due to the large increase in headcount related to creating the infrastructure for our rapidly expanding ICM business.  Depreciation was $466,000 in the three months ended March 31, 2011, compared to $223,000 in the year-earlier period with the increase due primarily to additional equipment and leasehold improvements.

Income from Operations

The Company recorded income from operations of $4.5 million in the three months ended March 31, 2011, down 2.1% from $4.6 million in the year-earlier period.

Income Taxes

The Company recorded income tax expense of $1.5 million in the three months ended March 31, 2011, compared with $1.0 million in the year-earlier period.  The reason for the large increase is that taxes are accrued by subsidiary.  There was a loss in the manufacturing subsidiary in the first quarter of 2011 that offsets profits from other subsidiaries on consolidation with no corresponding tax offset.  The Company’s subsidiaries in China were subject to China income tax at a special rate of 24% in 2011 and 22% in 2010.  Income tax estimates in interim periods have varied as the Company has adjusted provisions and accruals in light of actual tax filings.

Foreign Currency Translation Gain and Comprehensive Net Income

The Company recorded foreign currency translation gains of $601,000 in the three months ended March 31, 2011, as compared with $27,000 in the year-earlier period.  Comprehensive net income (net income plus foreign currency translation gains) was $3.7 million in the three months ended March 31, 2011, compared with $3.8 million in the year-earlier period.

CONSOLIDATED FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

In light of the strong growth opportunities in SinoHub's ICM business segment and its strengthened working capital position as a result of its recently reported $11 million equity raise and existing bank facilities, SinoHub remains confident in the Company's fundamentals, strategy, and prospects.  At March 31, 2011, the Company’s working capital was $64.3 million, increased from $52.1 million at December 31, 2010.  The Company does not expect it will require further equity financing for the foreseeable future. As of March 31, 2011, the Company had approximately $5 million available to borrow under its credit facilities.

At March 31, 2011 and December 31, 2010, the Company had cash and cash equivalents of $14.0 million and $4.5 million, respectively.  During the three months ended March 31, 2011, the net amount of cash used in the Company’s operating activities was $4.4 million, the net amount of cash used in investing activities was $45.3 million, and the net amount of cash provided by financing activities was $58.8 million.

The company used a substantial amount of Non-Deliverable Forward (NDF) contracts to reduce its costs and on March 31, 2011 had $71.3 million in NDF deposits balanced by $71.3 million in borrowings related to these NDF contracts.  At the end of all NDF contracts the net of these deposits and borrowings will exactly offset each other.  There is no risk for the company in these transactions.

Cash Flows from Operating Activities

The net amount of cash used in the Company’s operating activities during three months ended March 31, 2011 was $4.4 million, which primarily included earnings from operations that were offset by increase in inventories and accounts receivable.  For three months ended March 31, 2010, the net amount of cash used in the Company’s operating activities was $38,000, which primarily included earnings from operations that were offset by increase in accounts receivable.

Cash Flows from Investing Activities

The net amount of cash used in investing activities during three months ended March 31, 2011 was $45.3 million which was primarily the result of restricted cash buildup.  For three months ended March 31, 2010, the net amount of cash used in investing activities was $6.2 million which was the result of restricted cash buildup and investments in property and equipment.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during three months ended March 31, 2011 was $58.8 million which was primarily the result of the bank borrowings and the sale of equity which resulted in net proceeds of approximately $10.4 million.  For three months ended March 31, 2010, the net amount of cash provided by financing activities was $8.1 million which was the result of a private placement stock offering and the bank borrowings.

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

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

On May 11, 2011, we became aware that we had failed to recognize warrant derivative liability with respect to our outstanding warrants issued in private placements in September 2008 and March 2010 and the subsequent re-measurement of fair value of the warrants derivative, as required by Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), formerly Emerging Issues Task Force Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”).  The error had a significant effect on our previously issued consolidated financial statements for the year ended December 31, 2010 and for each of the quarters for the year ended December 31, 2010 requiring us to restate the financial statements for such periods.  Because ASC 815-40 only applies to fiscal years beginning after December 15, 2008 and the provision of the warrants issued in the 2008 private placement requiring the recognition of warrant derivative liability terminated on September 10, 2009 we have determined that we are not required to restate our financial statements for the year ended December 31, 2009 or any of the quarters for the year ended December 31, 2009.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, and taking the matters described above into account, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  In light of the matters described above with respect to recognizing warrant liability, the Company intends to re-evaluate its internal control over financial reporting and to implement such changes as it may deem appropriate in light of such re-evaluation.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

           None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Title of Document

4.1	Form of Common Stock Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2011 and incorporated herein by reference)

10.1	Form of Securities Purchase Agreement dated March 16, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2011 and incorporated herein by reference)

10.2
Form of Escrow Agreement dated March 16, 2011 by and among SinoHub, Inc., Rodman & Renshaw, LLC and Signature Bank (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2011 and incorporated herein by reference)

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

SINOHUB, INC.

Date: May 16, 2011	By:	/s/ Henry T. Cochran
Henry T. Cochran
Chief Executive Officer

Date: May 16, 2011	By:	/s/ Li De Hai
Li De Hai
Chief Financial Officer (Principal Financial and Accounting Officer)