Form 10-K/A
period 2010-12-31
SINOHUB, INC.
filed 2011-05-24
CIK 1406574

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

SINOHUB, INC.

FORM 10-K

EXPLANATORY NOTE

We are filing this Amended Annual Report on Form 10-K/A (the “Amended Filing” or “Form 10-K/A Amendment No. 1”) to our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Filing”) to amend and restate our financial statements and related disclosures for the year ended December 31, 2010 as discussed in Note 2 to the accompanying restated financial statements.

1.           Background of the Restatement

On May 12, 2011, the Company concluded, based on the recommendation of management, that the previously issued financial statements for the year ended December 31, 2010 included in the Company’s most recently filed Form 10-K, and each of the quarterly periods from March 31, 2010 through September 30, 2010 included in the Company’s quarterly reports on Forms 10-Q (collectively, the “Affected Periods”) are no longer reliable because they failed to incorporate non-cash charges resulting from required adjustments to certain outstanding warrants (the “Warrants”).

An explanation of the errors and their impact on the Company’s financial statements is contained in Note 2 to the financial statements contained in Item II of this report. The following is a brief summary of the accounting errors:

(a)
The Company adopted the FASB Emerging Issues Task Force’s Issue No 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s own Stock” (“EITF 07-5”), now codified in ASC 815-40, as of January 1, 2009. EITF 07-5 provides guidance as to assessing equity versus liability treatment and classification for equity-linked financial instruments, including stock purchase warrants. Upon the adoption of EITF 07-5, the Company did not properly assess the impact of certain anti-dilution provisions that existed in certain then-outstanding stock purchase warrants issued in a private placement in 2008 requiring an adjustment to the exercise price of the warrants in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than such exercise price, resulting in equity (versus liability) treatment and classification of such warrants. Because the reset provision contained in these warrants, expired on September 10, 2009, no change in the Company’s historical financial statements is required with respect to these warrants, and the Company has not restated its historical financial statements to reclassify these warrants as liabilities.

(b)
In 2010, the Company did not properly assess the impacts of certain non-standard anti-dilution provisions that existed in stock purchase warrants issued in a March 2010 offering requiring an adjustment to the exercise price of the warrants in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than such exercise price, resulting in equity (versus liability) treatment and classification for the warrants.

2.           Restatement of Other Financial Statements

In addition to the filing of this Form 10-K/A Amendment No. 1, we will be subsequently filing amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, June 30, and September 30, 2010. The amendments to our Quarterly Reports on Form 10-Q will be filed to restate our unaudited financial statements and related financial information for the periods contained in those reports. The amendment to our Annual Report on Form 10-K/A Amendment No. 1 is being filed to restate our financial statements for the fiscal year ended December 31, 2010.

3.           Internal Control Considerations

Management determined that there was a control deficiency in its internal control that constitutes a significant deficiency, as discussed in Part II — Item 9 of the Amended Filing. A material weakness in internal control over financial reporting is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.  For a discussion of management’s consideration of the Company’s disclosure controls and procedures and the significant deficiency identified, see Part II — Item 9 included in this Amended Filing.

For the convenience of the reader, this Amended Filing sets forth the Original Filing as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:

•	Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Part II — Item 8. Financial Statements and Supplementary Data;

•	Part II — Item 9. Controls and Procedures

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the items noted above, no other information included in the Original Filings is being amended by this Amended Filing. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequently to the Original Filing date other than those associated with the restatement of the Company’s financial statements. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

PART I

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “SinoHub” or "Company" refer to the consolidated operations of SinoHub, Inc., a Delaware corporation, and its wholly owned subsidiaries.

Special Note Regarding Forward Looking Statements

This Amended Annual Report on Form 10-K/A, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “plan,” “estimate,” “anticipate,” “project,” “targets,” “optimistic,” “potential,” “intend,” “aim,” “may,” “will,” “continue” or similar expressions, or the negative thereof, are intended to identify forward-looking statements.

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

For a discussion of these and additional factors, risks and uncertainties which could impact us and the statements contained herein, see “Risk Factors” in Item 1A of this Amended Annual Report on Form 10-K/A, as may be supplemented in our Quarterly Reports on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made by us in this Report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects.  All forward-looking statements and risk factors included in this Report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor to reflect changes in our expectations, future events, new information or otherwise.

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

In 2010, our business mix was 69% ECSS and 31% ICM as compared to 100% ECSS in 2009.  The ICM business was immaterial in 2009.  By 2012, we expect the majority of our revenue will come from our ICM segment.  For further information on our performance by reportable segment, see Note 18 of the Notes to the Consolidated Financial Statements.

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

(1)
Consists of our 2000  Stock Incentive Plan and Amended and Restated 2008 Stock Plan (the “2008 Plan”). See Note 14—“Stock Options” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K/A.  The Company’s stockholders approved the 2008 Plan at the Company’s annual meeting of stockholders on June 19, 2009.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is based on, and should be read in conjunction with our consolidated financial statements, which are included elsewhere in this Form 10-K/A.  Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking.  These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors.  Actual results could differ materially because of the factors discussed in “Risks Factors” elsewhere in this Form 10-K/A, and other factors that we may not know.  All amounts are expressed in United States dollars.

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

In 2010, our business mix was 69% ECSS and 31% ICM as compared to 100% ECSS in 2009.  The ICM business was immaterial in 2009.  By 2012, we expect the majority of our revenue will come from our ICM segment.  For further information on our performance by reportable segment, see Note 18 of the Notes to the Consolidated Financial Statements.

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

For financial reporting purposes, the reverse takeover of the Company has been accounted for as a recapitalization of the Company with SinoHub International as the accounting acquirer whereby the historical financial statements and operations of SinoHub International, Inc. became the historical financial statements of the Company, with no adjustment of the carrying value of the assets and liabilities. When we refer in this Form 10-K/A to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of SinoHub International, Inc. on a consolidated basis unless the context suggests otherwise.

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

Fiscal Year Ended December 31, 2010 Compared to December 31, 2009

Overall Results

The Company reported net income for the year ended December 31, 2010 of $19.7 million compared to $12.4 million in 2009, an increase of 58.9%.

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

Income Taxes

The Company recorded income tax expense of $6.7 million in 2010, as compared with $3.7 million in 2009.  The Company’s effective tax rate was 25% in 2010 compared to 23% in 2009.  Income tax estimates in interim periods have varied as the Company has adjusted provisions and accruals in light of actual tax filings.

Foreign Currency Translation Gain and Comprehensive Net Income

The Company reported foreign currency translation gains of $1.9 million in 2010, compared with foreign currency translation gains of $64,000 in 2009 reflecting increasing valuation of RMB against USD during 2010.  Comprehensive net income (net income plus foreign currency translation gains) was $21.6 million in 2010 compared with $12.4 million in 2009.

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

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of December 31, 2010:

	Quoted Prices	Significant	Significant
	in Active	Other	Unobservable
	Markets for	Observable	Inputs
	Identical Assets	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
2010 Warrants	$—	$—	$1,692,000	$1,692,000

The following table sets forth a summary of changes in fair value of our derivative liability for the years ended December 31, 2010 and 2009:

	2010	2009
Beginning Balance	$-	$-
Fair value of 2010 warrants at issue date	2,304,000	-
Net gain included in earnings	(612,000)	-
Balance at December 31	$1,692,000	$-

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

Derivative Instruments

For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in fair value of these warrants are recognized in earnings each reporting period. For warrants derivative instruments, the Company uses the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as a liability or as equity, is re-assessed at the end of each reporting period, in accordance with FASB ASC Topic 815, Derivatives and Hedging. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements listed in Item 15(a) are incorporated herein by reference and are filed under this Item 8 as a part of this report and follow the signature pages to this Amended Annual Report on Form 10-K/A on page 77.

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

On May 11, 2011, we became aware that we had failed to recognize warrant derivative liability with respect to our outstanding warrants issued in private placements in September 2008 and March 2010 and the subsequent re-measurement of fair value of the warrants derivative, as required by Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), formerly Emerging Issues Task Force Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”).  The error had a significant effect on our previously issued consolidated financial statements for the year ended December 31, 2010 and for each of the quarters for the year ended December 31, 2010 requiring us to restate the financial statements for such periods.  Because ASC 815-40 only applies to fiscal years beginning after December 15, 2008 and the provision of the warrants issued in the 2008 private placement requiring the recognition of warrant derivative liability terminated on September 10, 2009, we have determined that we are not required to restate our financial statements for the year ended December 31, 2009 or any of the quarters for the year ended December 31, 2009.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, and taking the matters described above into account, including the determination that, as described below, there was a significant deficiency in our internal control over financial reporting relating to the accounting for stock purchase warrants, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2010 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the Company's assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

In connection with the restatement discussed above and in Note 2 to our financial statements in this Form 10-K/A, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to reassess the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation performed, our management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2010, because of a significant deficiency relating to the accounting for equity-linked financial instruments, specifically for stock purchase warrants. This significant deficiency resulted in a material misstatement of our liabilities, non-cash expense relating to the changes in fair value of derivative liabilities and equity accounts and related financial disclosures that was not prevented or detected on a timely basis. The significant deficiency described above resulted in a restatement of the Company's financial statements as discussed below and in Note 2 to the financial statements included in this Annual Report on Form 10-K/A.

A material weakness in internal control over financial reporting is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

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

Remediation Plan

Management has been actively engaged in developing a remediation plan to address the significant deficiency that was identified. Implementation of the remediation plan is in process and consists of redesigning quarterly procedures to enhance management's identification, capture, review, approval and recording of contractual terms included in equity arrangements. Management believes the foregoing efforts will effectively remediate the significant deficiency. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of the Company's internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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


 The Audit Committee received from the independent auditors the written disclosures regarding auditor independence and the letter required by Independence Standards Board Standard No. 1 ( Independence Discussions with Audit Committees ), discussed with Baker Tilly its independence from the Company and its management, and considered whether Baker Tilly’s provision of non-audit services to the Company was compatible with the auditor’s independence; and


Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee recommended to the Board that the Audited Financial Statements be included in the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010, for filing with the U.S. Securities and Exchange Commission.

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

(1)
The amounts reported in this column represent the grant date fair value of shares of restricted stock. Pursuant to SEC rules, the amounts shown in these columns exclude the impact of estimated forfeitures related to service-based vesting conditions.  The assumptions made when calculating the amounts in this table are found in Note 14 to the SinoHub consolidated financial statements for the years ended December 31, 2010 and December 31, 2009 contained in this Amended Annual Report on Form 10-K/A.

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

The amounts reported in “Option Awards” represent the aggregate grant date fair value of stock options awarded in each year in accordance with Accounting Standards Codification (ASC) Topic 718, Compensation — Stock Compensation (formerly Statement of Financial Accounting Standards (SFAS) No. 123R).  Assumptions used in the calculation of these amounts for the fiscal year ended December 31, 2010 are included in Note 14 “Stock Options” to the Company’s audited financial statements for the fiscal year ended December 31, 2010.

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

(1)
Consists of our 2000 Incentive Stock Option Plan and 2008 Incentive Stock Option Plan, as amended and restated (the “2008 Plan”). See Note 14—“Stock Options” of the Notes to the Consolidated Financial Statements included in this Amended Annual Report on Form 10-K/A.  The Company’s stockholders approved the 2008 Plan at the Company’s annual meeting of stockholders on June 19, 2009.

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

(9)
The home address for this individual is Flat F, 18/F, Blk 4 Metro City Phase 2, 8 Yan King Rd., Tseung Kwan O, Hong Kong.  Includes 16,380 shares issuable pursuant to an outstanding stock option within 60 days after February 28, 2011.

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

SINOHUB, INC.

Date: May 24, 2011	By:	/s/ Henry T. Cochran
Henry T. Cochran
Chief Executive Officer

Date: May 24, 2011	By:	/s/De Hai Li
De Hai Li
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Henry T. Cochran	Director and Chief Executive Officer	May 24, 2011
Henry T. Cochran	(Principal Executive Officer)

/s/ De Hai Li	Chief Financial Officer	May 24, 2011
De Hai Li	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lei Xia	Director	May 24, 2011
Lei Xia

/s/ Daniel Chi Keung Lui	Director	May 24, 2011
Daniel Chi Keung Lui

/s/ Will Wang Graylin	Director	May 24, 2011
Will Wang Graylin

/s/ Jeff Qi He	Director	May 24, 2011
Jeff Qi He

/s/ Ted Liangche Shen	Director	May 24, 2011
Ted Liangche Shen

SINOHUB, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

SinoHub, Inc.

We have audited the accompanying consolidated balance sheets of SinoHub, Inc. and subsidiaries as of December 31, 2010 (restated) and 2009 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2010 (restated) and 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SinoHub, Inc. and subsidiaries as of December 31, 2010 (restated) and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 (restated) and 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company restated its consolidated financial statements for the year ended December 31, 2010.

/s/ Baker Tilly Hong Kong Limited
BAKER TILLY HONG KONG LIMITED
Certified Public Accountants

Hong Kong
Date:  March 11, 2011, except for Notes 1, 2, 10, 12 and 16, to which the date is May 24, 2011

SINOHUB, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
	(As Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,524,000	$8,347,000
Restricted cash	32,059,000	7,595,000
Accounts receivable, net	45,686,000	28,828,000
Inventories, net	14,631,000	11,647,000
Prepaid expenses and other current assets	704,000	650,000
Deposit with suppliers	1,308,000	-
Total current assets	98,913,000	57,067,000

PROPERTY AND EQUIPMENT, NET	11,190,000	2,271,000

TOTAL ASSETS	$110,103,000	$59,338,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$865,000	$1,209,000
Customer deposits	107,000	1,348,000
Accrued expenses and other current liabilities	709,000	731,000
Bank borrowings	37,299,000	11,793,000
Capital lease obligations – current portion	756,000	-
Income and other taxes payable	1,712,000	2,605,000
Total current liabilities	41,449,000	17,686,000

LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	845,000	-
Warrant Derivatives	1,692,000	-
Total long term liabilities	2,537,000	-

TOTAL LIABILITIES	43,987,000	17,686,000

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized;	-	-
no shares issued
Common stock, $0.001 par value, 100,000,000 shares authorized;	29,000	27,000
28,570,859 shares and 26,669,605 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively
Additional paid-in capital	20,122,000	17,239,000
Retained earnings
Unappropriated	42,303,000	22,725,000
Appropriated	934,000	787,000
Accumulated other comprehensive income	2,730,000	874,000
Total stockholders’ equity	66,116,000	41,652,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$110,103,000	$59,338,000

The accompanying notes are an integral part of these consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended December 31,
	2010	2009
	(As Restated)
NET SALES
ECSS	$135,461,000	$128,408,000
ICM	61,232,000	-
Total net sales	196,693,000	128,408,000

COST OF SALES
ECSS	109,237,000	106,020,000
ICM	49,631,000	-
Total cost of sales	158,868,000	106,020,000

GROSS PROFIT	37,825,000	22,388,000

OPERATING EXPENSES
Selling, general and administrative	8,671,000	4,982,000
Professional services	777,000	1,122,000
Stock compensation expense	263,000	184,000
Stock option compensation amortization	433,000	252,000
Depreciation	1,284,000	553,000
Provision for / (Write back of) bad debts	329,000	(890,000)
Total operating expenses	11,757,000	6,203,000

INCOME FROM OPERATIONS	26,067,000	16,185,000

OTHER INCOME (EXPENSE)
Interest expense	(459,000)	(122,000)
Interest income	237,000	20,000
Changes in fair values of warrant derivatives	612,000	-
Other, net	15,000	5,000
Total other income (expense), net	405,000	(96,000)

INCOME BEFORE INCOME TAXES	26,472,000	16,089,000
Income tax expense	6,749,000	3,725,000

NET INCOME	19,724,000	12,364,000

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	1,856,000	64,000

COMPREHENSIVE INCOME	$21,580,000	$12,428,000

SHARE AND PER SHARE DATA
Net income per share-basic	$0.70	$0.49
Weighted average number of shares-basic	28,236,000	25,079,000
Net income per share-diluted	$0.69	$0.48
Weighted average number of shares-diluted	28,419,000	25,677,000

The accompanying notes are an integral part of these consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Retained		Accumulated
	Common		Additional	earnings	Appropriated	other
	stock		paid-in	(Accumulated	retained	comprehensive
	Shares	Amount	capital	deficit)	earnings	income	Total

Balances at December 31, 2008	24,501,989	$25,000	$11,529,000	$10,424,000	$724,000	$810,000	$23,512,000

Stock issued for cash	756,922	1,000	2,648,000	-	-	-	2,650,000
Exercise of warrants – cash	1,170,425	1,000	2,553,000	-	-	-	2,554,000
Exercise of warrants – cashless	72,566	-	-	-	-	-	-
Exercise of stock options	78,809	-	13,000	-	-	-	13,000
Option compensation cost	-	-	252,000	-	-	-	252,000
Stock compensation - shares issued	24,000	-	60,000	-	-	-	60,000
Stock compensation - shares issued to executives	64,894	-	184,000	-	-	-	184,000
Net income for the year	-	-	-	12,364,000	-	-	12,364,000
Foreign currency translation gain	-	-	-	-	-	64,000	64,000
Comprehensive income	-	-	-	-	-	-	12,428,000
Transfer to appropriated retained earnings	-	-	-	(63,000)	63,000	-	-

Balances at December 31, 2009	26,669,605	$27,000	$17,239,000	$22,725,000	$787,000	$874,000	$41,652,000

Stock issued for cash	1,633,334	2,000	4,468,000	-	-	-	4,470,000
Exercise of stock options - cash	125,748	-	22,000	-	-	-	22,000
Exercise of stock options - cashless	68,841	-	-	-	-	-	-
Option compensation cost	-	-	433,000	-	-	-	433,000
Stock compensation - shares issued to executives	73,331	-	263,000	-	-	-	263,000
Warrants issued in connection with the private placement	-	-	(2,304,000)	-	-	-	(2,304,000)
Net income for the year	-	-	-	19,724,000	-	-	19,724,000
Foreign currency translation gain	-	-	-	-	-	1,856,000	1,856,000
Comprehensive income	-	-	-	-	-	-	21,580,000
Transfer to appropriated retained earnings	-	-	-	(146,000)	146,000	-	-

Balances at December 31, 2010 (As restated)	28,570,859	$29,000	$20,122,000	$42,303,000	$934,000	$2,730,000	$66,116,000

The accompanying notes are an integral part of these consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2010	2009
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,724,000	$12,364,000
Adjustments to reconcile net income used in operation:
Depreciation - operating expenses	1,284,000	553,000
Depreciation - cost of sales	360,000	-
Provision for / (Write back of) bad debts	329,000	(890,000)
Stock compensation expense	263,000	184,000
Stock option compensation amortization	433,000	252,000
Stock issued for professional services	-	60,000
Changes in fair values of warrant derivatives	(612,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(15,814,000)	(5,597,000)
Inventories	(2,524,000)	(11,204,000)
Prepaid expenses and other current assets	(30,000)	(279,000)
Deposit with suppliers	(1,276,000)	-
Accounts payable	(375,000)	442,000
Customer deposits	(1,256,000)	1,348,000
Accrued expenses and other current liabilities	(45,000)	496,000
Income and other taxes payable	(957,000)	(794,000)
Net cash used in operating activities	(496,000)	(3,065,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase of restricted cash	(24,465,000)	(7,221,000)
Purchase of property and equipment	(9,448,000)	(2,140,000)
Net cash used in investment activities	(33,912,000)	(9,361,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock , net of costs	4,470,000	2,650,000
Proceeds from exercise of warrants and options, net of costs	22,000	2,567,000
Bank borrowing proceeds	57,721,000	21,529,000
Bank borrowing repayments	(31,663,000)	(11,859,000)
Repayments of capital lease obligations	(835,000)	-
Net cash provided by financing activities	29,716,000	14,887,000

EFFECT OF EXCHANGE RATES ON CASH	871,000	26,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,822,000)	2,487,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,347,000	5,860,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,524,000	$8,347,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$459,000	$122,000
Cash paid for income tax	$6,755,000	$3,672,000
Equipments acquired under capital leases	$1,562,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

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

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of December 31, 2010:

	Quoted Prices	Significant	Significant
	in Active	Other	Unobservable
	Markets for	Observable	Inputs
	Identical Assets	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
2010 Warrants	$—	$—	$1,692,000	$1,692,000

The following table sets forth a summary of changes in fair value of our derivative liability for the years ended December 31, 2010 and 2009:

	2010	2009
Beginning Balance	$-	$-
Fair value of 2010 warrants at issue date	2,304,000	-
Net gain included in earnings	(612,000)	-
Balance at December 31	$1,692,000	$-

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

Derivative Instruments

For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in fair value of these warrants are recognized in earnings each reporting period. For warrants derivative instruments, the Company uses the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as a liability or as equity, is re-assessed at the end of each reporting period, in accordance with FASB ASC Topic 815, Derivatives and Hedging. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Segments

The Company operates in two segments: electronics product manufacturing and sales (ICM) and electronic component sales and services (ECSS).  Segment disclosure is presented in Note 18, “Segment information.”

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

2.              RESTATEMENT

On May 16, 2011, the Company filed with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K, to report management’s determination that the Company’s financial statements for the year ended December 31, 2010, included in its Amended Annual Report on Form 10-K filed with the SEC on March 14, 2011 (the “2010 For 10-K”) ,  should no longer be relied upon due to an error in such financial statements with respect to the accounting for 816,670 common stock purchase warrants in connection with its March 2, 2010 private placement (the “2010 Warrants”).  The Company determined that the historical financial statements for the year ended December 31, 2010 included in the Company’s 2010 Form 10-K require restatement to properly record the 2010 Warrants as a derivative liability.

The Current Report on Form 8-K which the Company filed with the SEC on May 16, 2011 also reported management’s determination that the Company’s financial statements:

(i)   for the fiscal quarter ended March 31, 2010, included in its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010, filed with the SEC on May 17, 2010 (the “March 2010 Form 10-Q”);

(ii)    for the fiscal quarter ended June 30, 2010, included in its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, filed with the SEC on August 12, 2010 (the “June 2010 Form 10-Q”); and

(iii)    for the fiscal quarter ended September 30, 2010, included in its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 filed with the SEC on November 12, 2010 (the “September 2010 Form 10-Q” and, collectively with the March 2010 Form 10-Q and June 2010 Form 10-Q, the “Form 10-Qs”), should no longer be relied upon due to an error in such financial statements with respect to the accounting for the 2010 Warrants.

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

The Company is in the process of preparing amendments to the Form 10-Qs for the prior periods noted above  reflecting the restatement of the financial statements for such prior periods and plans to file those amendments with the SEC shortly after the filing of this amended Annual Report on Form 10-K.

This amended Annual Report on Form 10-K for the fiscal year ended December 31, 2010 incorporates corrections made in response to the accounting errors described above by restating the Company’s financial statements presented herein for the year ended December 31, 2010.  The corrections to the annual information in this amended Form 10-K had no impact on the Company’s previously reported operations or cash flows for the periods being restated.

The following tables show the effects of the restatement on the Company's consolidated balance sheet as of December 31, 2010 and consolidated statements of operations and comprehensive income and consolidated statements of cash flows for the year ended December 31, 2010:

SinoHub, Inc. and Subsidiaries
Consolidated Balance Sheet

	As of December 31, 2010
	As Previously Recorded	As Restated

TOTAL ASSETS	$110,103,000	$110,103,000

Total current liabilities	$41,449,000	$41,449,000

LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	$845,000	$845,000
Warrant Derivatives	-	1,692,000
Total long term liabilities	$845,000	$2,537,000

TOTAL LIABILITIES	$42,294,000	$43,987,000

STOCKHOLDERS’ EQUITY
Additional paid-in capital	$22,426,000	$20,122,000
Retained earnings
Unappropriated	$41,691,000	$42,303,000

Total stockholders’ equity	$67,809,000	$66,116,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$110,103,000	$110,103,000

SinoHub, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Year ended December 31, 2010
	As Previously Recorded	As Restated

Changes in fair values of warrant derivatives	$-	$612,000

Total other income (expense)	$(207,000)	$405,000

INCOME BEFORE INCOME TAXES	$25,861,000	$26,472,000

NET INCOME	$19,112,000	$19,724,000

Foreign currency translation gain	1,856,000	1,856,000

COMPREHENSIVE INCOME	$20,968,000	$21,580,000

Net income per share-basic	$0.68	$0.70

Net income per share-diluted	$0.67	$0.69

The gain (loss) resulting from the change in fair value of derivative warrant liability for the year ended December 31, 2010, was incurred at the corporate level (a Delaware corporation).  The Company did not recognize any income tax benefits (expense) associated with the change in fair value in the year ended December 31, 2010.  Therefore, the restatement did not have an effect on the Company’s taxable income for the year ended December 31, 2010.

SinoHub, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31, 2010
	As Previously Recorded	As Restated

NET INCOME	$19,112,000	$19,724,000

Changes in fair values of warrant derivatives	-	612,000

	$19,112,000	$19,112,000

Net cash used in operating activities	$(496,000)	$(496,000)

3.            ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2010 and 2009 consisted of the following:

	2010	2009

Accounts receivable	$46,362,000	$29,175,000
Less: allowance for doubtful accounts	676,000	347,000
Accounts receivable, net	$45,686,000	$28,828,000

For the year ended December 31, 2010, the Company recorded provision for bad debts of $329,000.  For the year ended December 31, 2009, the Company recorded a write back of provision for bad debts of $890,000.

4.            INVENTORIES

Inventories at December 31, 2010 and 2009 consisted of the following:

	2010	2009

Raw materials	$169,000	$-
Work-in-progress	-	-
Finished goods and goods for resale	14,462,000	11,647,000
	$14,631,000	$11,647,000
Less: allowance for obsolete inventories	-	-
Inventories, net	$14,631,000	$11,647,000

5.            PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2010 and 2009 consisted of the following:

	2010	2009

Prepaid expenses	$260,000	$290,000
Other receivables	444,000	360,000
	$704,000	$650,000

6.            PROPERTY AND EQUIPMENT

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

7.            ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 31, 2010 and 2009 and consisted of the following:

	2010	2009

Accrued expenses	$653,000	$506,000
Other liabilities	56,000	225,000
	$709,000	$731,000

8.            BANK BORROWINGS AND FINANCING ARRANGEMENTS

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

9.            CAPITAL LEASE OBLIGATIONS

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

10.           WARRANT DERIVATIVES

The Warrants issued in connection with the private placement the Company consummated on September 10, 2008 (the “2008 Warrants) and on March 2, 2010 (the “2010 Warrants”) include a reset provision triggered if the Company issues common shares below the exercise price as defined in the respective warrants.  Effective January 1, 2009, the reset provision of these warrants preclude equity accounting treatment under ASC 815 (formerly EITF 07-05).  Accordingly, effective January 1, 2009, the Company was required to reclassify the Warrants at their fair value to liabilities each reporting period under ASC 815-40.  The reset provision in the 2008 Warrants expired on September 10, 2009.

At December 31, 2010, the fair value of the Company’s derivative warrants liability was $1,692,000.  The Company used the Black-Scholes valuation model to estimate the fair value of the Warrants.  Significant assumptions used at December 31, 2010 were as follows:

2010

Estimated market value of stock on grant date/reporting date(1)	$2.61
Risk-free interest rate (2)	1.50%
Dividend yield (3)	0.00%
Volatility factor	126.54%
Expected life (4)	4.2 years

(1)
The estimated market value of the stock on the date of grant/reporting was based on a calculation by management after consideration of price per share received in the private offerings and reported public market prices.

(2)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the option on date of grant.
(3)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.
(4)	Expected life is remaining contractual life of the warrants.

Changes in fair value of these warrants are recognized in earnings each reporting period.

11.           COMMITMENTS AND CONTINGENCIES

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

12.           EARNINGS PER SHARE

The elements for calculation of earnings per share for the years ended December 31, 2010 and 2009 were as follows:

	Years ended December 31,
	2010	2009
	(As Restated)

Net income for basic and diluted earnings per share	$19,724,000	$12,364,000

Weighted average shares used in basic computation	28,236,000	25,079,000
Effect of dilutive stock options and warrants	183,000	598,000
Weighted average shares used in diluted computation	28,419,000	25,677,000

Earnings per share:
Basic	$0.70	$0.49
Diluted	$0.69	$0.48

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

13.           STOCKHOLDERS’ EQUITY

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

14.          STOCK OPTIONS

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

The following is a summary of the stock options activity:

	Number of	Weighted-
	Options	Average
	Outstanding	Exercise
		Price

Balance at December 31, 2008	626,889	$0.49
Granted	973,972	2.85
Forfeited	(258,074)	-
Exercised	(78,809)	0.15
Balance at December 31, 2009	1,263,978	$2.01
Granted	563,496	2.73
Forfeited	(571,687)	-
Exercised	(194,589)	0.47
Balance at December 31, 2010	1,061,198	$2.50
Options exercisable on December 31, 2010	299,628	$2.09
Weighted average fair value of options granted during 2010		$1.78

Of the total options granted, options to purchase an aggregate of 299,628 shares of common stock are fully vested, exercisable and non-forfeitable.

 The following is a summary of the status of options outstanding at December 31, 2010 and 2009:

2010 Outstanding Options				Exercisable Options

Range of	Number outstanding at December 31, 2010	Weighted	Weighted	Number	Weighted
Exercise Price		Average	Average		Average
		Remaining	Exercise		Exercise
		Contractual	Price		Price
		Life
$0.10 - $1.02	167,114	7.1 years	$0.44	92,708	$0.39
$2.21 - $3.00	700,684	5.9 years	$2.58	145,453	$2.40
$3.92 - $4.36	193,400	8.8 years	$3.97	61,467	$3.93

Total	1,061,198			299,628	$2.09

2009 Outstanding Options				Exercisable Options

Range of	Number outstanding at December 31, 2009	Weighted	Weighted	Number	Weighted
Exercise Price		Average	Average		Average
		Remaining	Exercise		Exercise
		Contractual	Price		Price
		Life
$0.09 - $1.02	504,106	8.1 years	$0.60	209,495	$0.60
$2.35 - $2.50	497,572	4.5 years	$2.40	-	$2.40
$3.77 - $4.36	262,300	9.8 years	$3.96	-	$3.96

Total	1,263,978			209,495	$0.42

15.           RELATED PARTY TRANSACTIONS

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

16.           INCOME TAXES

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

The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2010 and 2009 is as follows:

	2010		2009
	(As Restated)

Income before income taxes	$26,472,000	100%	$16,089,000	100%

China income taxes at statutory rate	$6,618,000	25%	$4,022,000	25%
Operating loss carried forward	1,204,000	5%	634,000	4%
Effect of (non-taxable income) / non-deductible expenses	(153,000)	-1%	-	-
China qualified income tax exemptions	(920,000)	-3%	(931,000)	-6%
Income tax expense	$6,749,000	25%	$3,725,000	23%

The Company provided a full valuation allowance against the deferred tax benefits as of December 31, 2010 and 2009.

17.           CONCENTRATIONS AND RISKS

Substantially all of Company's assets are located in the PRC and Hong Kong.

During 2010 and 2009, 40% and 11% of revenues were derived from overseas sales, respectively.

Major customers and sales to those customers as a percentage of total sales were as follows:

	Customer A	Customer B	Customer C
For the year ended
December 31, 2010	10%	7%	5%
December 31, 2009	11%	7%	6%

18.           SEGMENT INFORMATION

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

The Company's chief operating decision maker is the Chief Executive Officer.  The following were details of the Company's reportable segments:

	For the years ended December 31,
	2010	2009
Revenues from external customers:
ECSS	$135,461,000	$128,408,000
ICM	61,232,000	-
	$196,693,000	$128,408,000
Depreciation:
ECSS	$1,284,000	$553,000
ICM	360,000	-
	$1,643,000	$553,000
Stock compensation expense:
ECSS	$191,000	$184,000
ICM	72,000	-
	$263,000	$184,000
Stock option compensation amortization:
ECSS	$380,000	$252,000
ICM	53,000	-
	$433,000	$252,000
Provision for / (Write back of) bad debts:
ECSS	$188,000	$(890,000)
ICM	141,000	-
	$329,000	$(890,000)
Interest income:
ECSS	$198,000	$20,000
ICM	39,000	-
	$237,000	$20,000
Interest expense:
ECSS	$342,500	$122,000
ICM	116,500	-
	$459,000	$122,000
Income taxes expenses:
ECSS	$3,513,000	$3,725,000
ICM	3,236,000	-
	$6,749,000	$3,725,000
Income from operations:
ECSS	$17,316,000	$16,185,000
ICM	8,751,000	-
	$26,067,000	$16,185,000

Total amount of income from operations is consistent with the consolidated statements of operations.

Addition to property and equipment:
ECSS	$1,712,000	$2,140,000
ICM	7,736,000	-
	$9,448,000	$2,140,000
Total segment assets:
ECSS	$61,074,000	$59,338,000
ICM	49,029,000	-
	$110,103,000	$59,338,000