Form 10-Q/A
period 2010-03-31
SINOHUB, INC.
filed 2011-06-03
CIK 1406574

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
Yes  ☐           No  ☐(the Registrant is not yet required to submit Interactive Data)

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

EXPLANATORY NOTE

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A Amendment No. 1”) to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 (the “Original Filing”) to amend and restate our financial statements and related disclosures for the fiscal quarter ended March 31, 2010 as discussed in Note 2 to the accompanying restated financial statements.

1.           Background of the Restatement

On May 12, 2011, the Company concluded, based on the recommendation of management, that the previously issued financial statements for the year ended December 31, 2010 included in the Company’s originally filed Form 10-K, and each of the quarterly periods from March 31, 2010 through September 30, 2010 included in the Company’s quarterly reports on Forms 10-Q (collectively, the “Affected Periods”) are no longer reliable because they failed to incorporate non-cash charges resulting from required adjustments to certain outstanding warrants (the “Warrants”).

An explanation of the errors and their impact on the Company’s financial statements is contained in Note 2 to the financial statements of this report.  The following is a brief summary of the accounting errors:

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

2.           Restatement of Other Financial Statements

In addition to the filing of this Form 10-Q/A Amendment No. 1, we are filing amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30 and September 30, 2010 to restate our unaudited financial statements and related financial information for the periods contained in those reports.  On May 24, 2011 we filed an amendment to our Annual Report on Form 10-K to restate our financial statements for the fiscal year ended December 31, 2010.

3.           Internal Control Considerations

Management determined that there was a control deficiency in its internal control that constitutes a significant deficiency, as discussed in Part I — Item 4T of the Amended Filing.  A material weakness in internal control over financial reporting is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.  For a discussion of management’s consideration of the Company’s disclosure controls and procedures and the significant deficiency identified, see Part I — Item 4T included in this Amended Filing.

For the convenience of the reader, this Amended Filing sets forth the Original Filing as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:

•	Part I — Item 1. Financial Statements;

•	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Part I — Item 4T. Controls and Procedures.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
	( As Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,305,000	$8,347,000
Restricted cash	11,579,000	7,595,000
Accounts receivable, net	31,244,000	28,828,000
Inventories, net	9,655,000	11,647,000
Prepaid expenses and other current assets	1,030,000	650,000
Deposit with suppliers	1,120,000	-
Total current assets	64,933,000	57,067,000

PROPERTY AND EQUIPMENT, NET	4,235,000	2,271,000

TOTAL ASSETS	$69,168,000	$59,338,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,722,000	$1,209,000
Customer deposits	364,000	1,348,000
Accrued expenses and other current liabilities	401,000	731,000
Bank borrowings	15,468,000	11,793,000
Income and other taxes payable	1,420,000	2,605,000
Total current liabilities	19,375,000	17,686,000

LONG-TERM LIABILITIES
Warrant Derivatives	2,348,000	-

TOTAL LIABILITIES	21,723,000	17,686,000

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized;	-	-
no shares issued
Common stock, $0.001 par value, 100,000,000 shares authorized;	28,000	27,000
28,393,016 shares and 26,669,605 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively
Additional paid-in capital	19,720,000	17,239,000
Deferred stock compensation	(167,000)	-
Retained earnings
Unappropriated	26,175,000	22,725,000
Appropriated	788,000	787,000
Accumulated other comprehensive income	901,000	874,000
Total stockholders’ equity	47,445,000	41,652,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,168,000	$59,338,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
	2010	2009
	( As Restated)
NET SALES
Supply chain management services	$1,551,000	$1,778,000
Electronic components	30,667,000	16,314,000
VCM business	6,386,000	-
Total net sales	38,604,000	18,092,000
COST OF SALES
Supply chain management services	59,000	82,000
Electronic components	26,379,000	14,175,000
VCM business	5,071,000	-
Total cost of sales	31,509,000	14,257,000

GROSS PROFIT	7,095,000	3,835,000

OPERATING EXPENSES
Selling, general and administrative	1,895,000	921,000
Professional services	245,000	229,000
Depreciation	223,000	104,000
Stock compensation expense	56,000	-
Stock option compensation amortization	93,000	13,000
Provision for bad debts	33,000	2,000
Total operating expenses	2,545,000	1,269,000

INCOME FROM OPERATIONS	4,550,000	2,566,000

OTHER INCOME (EXPENSE)
Interest expense	(30,000)	(25,000)
Interest income	6,000	7,000
Changes in fair values of warrant derivatives	(44,000)	-
Other, net	6,000	4,000
Total other expense, net	(62,000)	(14,000)

INCOME BEFORE INCOME TAXES	4,488,000	2,552,000
Income tax expense	1,037,000	562,000

NET INCOME	3,451,000	1,990,000

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	27,000	30,000

COMPREHENSIVE INCOME	$3,478,000	$2,020,000

SHARE AND PER SHARE DATA
Net income per share-basic	$0.13	$0.08
Weighted average number of shares-basic	27,283,000	24,581,000
Net income per share-diluted	$0.12	$0.08
Weighted average number of shares-diluted	27,979,000	25,156,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2010	2009
	( As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,451,000	$1,990,000
Adjustments to reconcile net income to cash used in operations:
Depreciation	223,000	104,000
Stock compensation expense	56,000	-
Stock option compensation amortization	93,000	13,000
Provision for bad debts	33,000	2,000
Changes in fair values of warrant derivatives	44,000	-
Changes in operating assets and liabilities:
Accounts receivable	(2,445,000)	(7,310,000)
Inventories	1,993,000	(1,138,000)
Prepaid expenses and other current assets	(379,000)	(253,000)
Deposit with suppliers	(1,120,000)	-
Accounts payable	513,000	3,940,000
Customer deposits	(985,000)	-
Accrued expenses and other current liabilities	(330,000)	76,000
Income and other taxes payable	(1,185,000)	(1,805,000)
Net cash used in operating activities	(38,000)	(4,381,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase of restricted cash	(3,984,000)	(259,000)
Purchase of property and equipment	(2,186,000)	(29,000)
Net cash used in investing activities	(6,170,000)	(288,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of cost	4,470,000	-
Proceeds from exercise of warrants issued for services, net of costs	-	13,000
Bank borrowing proceeds	7,003,000	5,760,000
Bank borrowing repayments	(3,328,000)	(2,123,000)
Net cash provided by financing activities	8,145,000	3,650,000

EFFECT OF EXCHANGE RATE CHANGES	21,000	25,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,958,000	(994,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,347,000	5,860,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,305,000	$4,866,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$30,000	$25,000
Cash paid for income tax	$2,350,000	$2,187,000

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

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of March 31, 2010:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(Level 1)	(Level 2)	(Level 3)	Total

2010 Warrants	$—	$—	$2,348,000	$2,348,000

The following table sets forth a summary of changes in fair value of our derivative liability for the three months ended March 31, 2010:

Three months ended March 31,
2010
Beginning Balance	$-
Fair value of 2010 warrants at issue date	2,304,000
Net loss included in earnings	44,000
Balance at March 31	$2,348,000

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

2.              RESTATEMENT

On May 16, 2011, the Company filed with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K, to report management’s determination that the Company’s financial statements for the year ended December 31, 2010, included in its Annual Report on Form 10-K filed with the SEC on March 14, 2011 (the “2010 Form 10-K”) ,  should no longer be relied upon due to an error in such financial statements with respect to the accounting for 816,670 common stock purchase warrants in connection with its March 2, 2010 private placement (the “2010 Warrants”).  The Company determined that the historical financial statements for the year ended December 31, 2010 included in the Company’s 2010 Form 10-K require restatement to properly record the 2010 Warrants as a derivative liability.

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

On May 24, 2011, the Company filed an amended Annual Report on Form 10-K/A reflecting the restatement of the financial statements for the year ended December 31, 2010.

This amended Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2010 incorporates corrections made in response to the accounting errors described above by restating the Company’s financial statements presented herein for the fiscal quarter ended March 31, 2010.  The corrections to the quarterly information in this amended Form 10-Q/A had no impact on the Company’s previously reported operations or cash flows for the periods being restated.

The following tables show the effects of the restatement on the Company's condensed consolidated balance sheet as of March 31, 2010, consolidated statements of operations and comprehensive income and consolidated statements of cash flows for the three months ended March 31, 2010:

SinoHub, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

	As of March 31, 2010
	As Previously Recorded	As Restated

TOTAL ASSETS	$69,168,000	$69,168,000

Total current liabilities	$19,375,000	$19,375,000

LONG-TERM LIABILITIES
Warrant Derivatives	-	2,348,000

TOTAL LIABILITIES	$19,375,000	$21,723,000

STOCKHOLDERS’ EQUITY
Additional paid-in capital	$22,024,000	$19,720,000
Retained earnings
Unappropriated	$26,219,000	$26,175,000

Total stockholders’ equity	$49,793,000	$47,445,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,168,000	$69,168,000

SinoHub, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income

	Three months ended March 31, 2010
	As Previously Recorded	As Restated

Changes in fair values of warrant derivatives	$-	$(44,000)

Total other expense, net	$(18,000)	$(62,000)

INCOME BEFORE INCOME TAXES	$4,532,000	$4,488,000

NET INCOME	$3,495,000	$3,451,000

COMPREHENSIVE INCOME	$3,522,000	$3,478,000

Net income per share-basic	$0.13	$0.13

Net income per share-diluted	$0.12	$0.12

The loss resulting from the change in fair value of derivative warrant liability for the three months ended March 31, 2010, was incurred at the corporate level (a Delaware corporation).  The Company did not recognize any income tax benefits (expense) associated with the change in fair value in the three months ended March 31, 2010.  Therefore, the restatement did not have an effect on the Company’s taxable income for the three months ended March 31, 2010.

SinoHub, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31, 2010
	As Previously Recorded	As Restated

NET INCOME	$3,495,000	$3,451,000

Changes in fair values of warrant derivatives	-	44,000
	$3,495,000	$3,495,000

Net cash used in operating activities	$(38,000)	$(38,000)

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

4.           WARRANT DERIVATIVES

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

At March 31, 2010, the fair value of the Company’s derivative warrants liability was $2,348,000.  The Company used the Black-Scholes valuation model to estimate the fair value of the Warrants.  Significant assumptions used at March 31, 2010 were as follows:

March 31, 2010

Estimated market value of stock on reporting date (1)	$3.18
Risk-free interest rate (2)	2.55%
Dividend yield (3)	0.00%
Volatility factor	146.50%
Expected life (4)	4.9 years

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

Changes in the fair value of these warrants are recognized in earnings each reporting period.

5.           COMMITMENTS AND CONTINGENCIES

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

6.           EARNINGS PER SHARE

The elements for calculation of earnings per share for the three months ended March 31, 2010 and 2009 were as follows:

	Three months ended March 31,
	2010	2009
	(As Restated)

Net income for basic and diluted earnings per share	$3,451,000	$1,990,000

Weighted average shares used in basic computation	27,283,000	24,581,000
Effect of dilutive stock options and warrants	696,000	575,000
Weighted average shares used in diluted computation	27,979,000	25,156,000

Earnings per share:
Basic	$0.13	$0.08
Diluted	$0.12	$0.08

7.           STOCKHOLDERS’ EQUITY

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

8.           STOCK OPTIONS

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

9.           RELATED PARTY TRANSACTIONS

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

10.           INCOME TAXES

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

11.           CONCENTRATIONS AND RISKS

More than 90% of the Company’s assets are located in China.

During the three months ended March 31, 2010 and 2009, 15% and 13% of revenues were derived from oversea sales, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q/A and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s  Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 31, 2010.  This Quarterly Report on Form 10-Q/A contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q/A represent our views as of the date of this Quarterly Report on Form 10-Q/A. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report on Form 10-Q/A.   All amounts are expressed in United States dollars.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, and taking the matters described above into account, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2010 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

SINOHUB, INC.

Date: June 3, 2011	By:	/s/ Henry T. Cochran
Henry T. Cochran
Chief Executive Officer

Date: June 3, 2011	By:	/s/ Li De Hai
Li De Hai
Chief Financial Officer (Principal Financial and Accounting Officer)