Form 10-Q/A
period 2010-06-30
SINOHUB, INC.
filed 2011-06-03
CIK 1406574

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

EXPLANATORY NOTE

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A Amendment No. 1”) to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010 (the “Original Filing”) to amend and restate our financial statements and related disclosures for the fiscal quarter ended June 30, 2010 as discussed in Note 2 to the accompanying restated financial statements.

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

2.           Restatement of Other Financial Statements

In addition to the filing of this Form 10-Q/A Amendment No. 1, we are filing amendments to our Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31 and September 30, 2010 to restate our unaudited financial statements and related financial information for the periods contained in those reports.  On May 24, 2011 we filed an amendment to our Annual Report on Form 10-K to restate our financial statements for the fiscal year ended December 31, 2010.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
	( As Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,463,000	$8,347,000
Restricted cash	12,446,000	7,595,000
Accounts receivable, net	40,901,000	28,828,000
Inventories, net	8,234,000	11,647,000
Prepaid expenses and other current assets	757,000	650,000
Deposit with suppliers	1,949,000	-
Total current assets	73,750,000	57,067,000

PROPERTY AND EQUIPMENT, NET	4,467,000	2,271,000

TOTAL ASSETS	$78,217,000	$59,338,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,437,000	$1,209,000
Customer deposits	1,297,000	1,348,000
Accrued expenses and other current liabilities	617,000	731,000
Bank borrowings	18,120,000	11,793,000
Income and other taxes payable	2,742,000	2,605,000
Total current liabilities	25,213,000	17,686,000

LONG-TERM LIABILITIES
Warrant Derivatives	1,832,000	-

TOTAL LIABILITIES	27,045,000	17,686,000

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized;	-	-
no shares issued
Common stock, $0.001 par value, 100,000,000 shares authorized;	29,000	27,000
28,557,632 shares and 26,669,605 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively
Additional paid-in capital	19,906,000	17,239,000
Deferred stock compensation	(111,000)	-
Retained earnings
Unappropriated	29,578,000	22,725,000
Appropriated	788,000	787,000
Accumulated other comprehensive income	982,000	874,000
Total stockholders’ equity	51,172,000	41,652,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,217,000	$59,338,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	( As Restated)		( As Restated)
NET SALES
Supply chain management services	$1,797,000	$2,255,000	$3,349,000	$4,033,000
Electronic components	28,769,000	29,105,000	59,436,000	45,419,000
VCM business	13,314,000	-	19,699,000	-
Total net sales	43,880,000	31,360,000	82,484,000	49,452,000
COST OF SALES
Supply chain management services	28,000	128,000	87,000	210,000
Electronic components	25,257,000	25,531,000	51,637,000	39,706,000
VCM business	11,018,000	-	16,088,000	-
Total cost of sales	36,303,000	25,659,000	67,812,000	39,916,000

GROSS PROFIT	7,577,000	5,701,000	14,672,000	9,536,000

OPERATING EXPENSES
Selling, general and administrative	2,243,000	1,105,000	4,138,000	2,026,000
Professional services	256,000	132,000	501,000	361,000
Depreciation	349,000	133,000	571,000	237,000
Stock compensation expense	95,000	-	151,000	-
Stock option compensation amortization	125,000	14,000	218,000	26,000
Provision for bad debts	158,000	184,000	191,000	186,000
Total operating expenses	3,226,000	1,568,000	5,770,000	2,836,000

INCOME FROM OPERATIONS	4,351,000	4,133,000	8,902,000	6,700,000

OTHER INCOME (EXPENSE)
Interest expense	(212,000)	(38,000)	(243,000)	(63,000)
Interest income	98,000	4,000	105,000	11,000
Changes in fair values of warrant derivatives	516,000	-	472,000	-
Other, net	2,000	2,000	7,000	5,000
Total other income (expense), net	403,000	(32,000)	341,000	(47,000)

INCOME BEFORE INCOME TAXES	4,754,000	4,101,000	9,243,000	6,653,000
Income tax expense	1,352,000	920,000	2,390,000	1,482,000

NET INCOME	3,402,000	3,181,000	6,853,000	5,171,000

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	81,000	2,000	109,000	33,000

COMPREHENSIVE INCOME	$3,483,000	$3,183,000	$6,961,000	$5,204,000

SHARE AND PER SHARE DATA
Net income per share-basic	$0.12	$0.13	$0.25	$0.21
Weighted average number of shares-basic	28,536,000	24,581,000	27,909,000	24,581,000
Net income per share-diluted	$0.12	$0.13	$0.24	$0.21
Weighted average number of shares-diluted	28,780,000	25,187,000	28,277,000	25,186,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2010	2009
	( As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,853,000	$5,171,000
Adjustments to reconcile net income to cash used in operations:
Depreciation	571,000	237,000
Stock compensation expense	151,000	-
Stock option compensation amortization	218,000	26,000
Provision for bad debts	191,000	186,000
Changes in fair values of warrant derivatives	(472,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(12,097,000)	(8,381,000)
Inventories	3,448,000	(3,886,000)
Prepaid expenses and other current assets	(103,000)	77,000
Deposit with suppliers	(1,941,000)	-
Accounts payable	1,219,000	4,759,000
Customer deposits	(57,000)	-
Accrued expenses and other current liabilities	(116,000)	991,000
Income and other taxes payable	126,000	(1,088,000)
Net cash used in operating activities	(2,009,000)	(1,908,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase of restricted cash	(4,851,000)	(2,301,000)
Purchase of property and equipment	(2,749,000)	(1,545,000)
Net cash used in investing activities	(7,600,000)	(3,846,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of cost	4,470,000	-
Proceeds from exercise of options, net of costs	22,000	13,000
Bank borrowing proceeds	20,999,000	6,964,000
Bank borrowing repayments	(14,746,000)	(2,123,000)
Net cash provided by financing activities	10,745,000	4,854,000

EFFECT OF EXCHANGE RATE CHANGES	(20,000)	29,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,116,000	(871,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,347,000	5,860,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,463,000	$4,989,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$243,000	$63,000
Cash paid for income tax	$2,438,000	$2,189,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 2010

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Overview

SinoHub, Inc. (the “Company”) is an electronics company focused on mobile devices that has prospered by leveraging the information and relationships derived from its original electronic component supply chain management business. The Company built a Web-based platform to make the entire supply chain transparent for its customer participants and attached a database to store information on all imported electronic components (currently, 50,000+). Today, the majority of SinoHub’s revenue comes from leveraging this data to sell electronic components, but the Company’s new virtual contract manufacturing division, which produces and sells mobile phones in developing countries, is growing very rapidly.  SinoHub’s three divisions work together with tight information integration to facilitate the Company’s overall mobile device business.

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

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of June 30, 2010:

	Quoted Prices	Significant	Significant
	in Active	Other	Unobservable
	Markets for	Observable	Inputs
	Identical Assets	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
2010 Warrants	$—	$—	$1,832,000	$1,832,000

The following table sets forth a summary of changes in fair value of our derivative liability for the three and six months ended June 30, 2010:

	Three months ended June 30,	Six months ended June 30,
	2010	2010
Beginning Balance	$2,348,000	$-
Fair value of 2010 warrants at issue date	-	2,304,000
Net gain included in earnings	(516,000)	(472,000)
Balance at June 30	$1,832,000	$1,832,000

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

This amended Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2010 incorporates corrections made in response to the accounting errors described above by restating the Company’s financial statements presented herein for the fiscal quarter ended June 30, 2010.  The corrections to the quarterly information in this amended Form 10-Q/A had no impact on the Company’s previously reported operations or cash flows for the periods being restated.

The following tables show the effects of the restatement on the Company's condensed consolidated balance sheet as of June 30, 2010, consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2010 and consolidated statements of cash flows for the six months ended June 30, 2010:

SinoHub, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

	As of June 30, 2010
	As Previously Recorded	As Restated

TOTAL ASSETS	$78,217,000	$78,217,000

Total current liabilities	$25,213,000	$25,213,000

LONG-TERM LIABILITIES
Warrant Derivatives	-	1,832,000

TOTAL LIABILITIES	$25,213,000	$27,045,000

STOCKHOLDERS’ EQUITY
Additional paid-in capital	$22,210,000	$19,906,000
Retained earnings
Unappropriated	$29,106,000	$29,578,000

Total stockholders’ equity	$53,004,000	$51,172,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,217,000	$78,217,000

SinoHub, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income

	Three months ended June 30, 2010
	As Previously Recorded	As Restated

Changes in fair values of warrant derivatives	$-	$516,000

Total other (expense) income, net	$(112,000)	$403,000

INCOME BEFORE INCOME TAXES	$4,239,000	$4,754,000

NET INCOME	$2,887,000	$3,402,000

COMPREHENSIVE INCOME	$2,968,000	$3,483,000

Net income per share-basic	$0.10	$0.12

Net income per share-diluted	$0.10	$0.12

	Six months ended June 30, 2010
	As Previously Recorded	As Restated

Changes in fair values of warrant derivatives	$-	$472,000

Total other (expense) income, net	$(131,000)	$341,000

INCOME BEFORE INCOME TAXES	$8,771,000	$9,243,000

NET INCOME	$6,381,000	$6,853,000

COMPREHENSIVE INCOME	$6,490,000	$6,961,000

Net income per share-basic	$0.23	$0.25

Net income per share-diluted	$0.23	$0.24

The gain resulting from the change in fair value of derivative warrant liability for the three and six months ended June 30, 2010, was incurred at the corporate level (a Delaware corporation).  The Company did not recognize any income tax benefits (expense) associated with the change in fair value in the three and six months ended June 30, 2010.  Therefore, the restatement did not have an effect on the Company’s taxable income for the three and six months ended June 30, 2010.

SinoHub, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30, 2010
	As Previously Recorded	As Restated

NET INCOME	$6,381,000	$6,853,000

Changes in fair values of warrant derivatives	-	(472,000)

	$6,381,000	$6,381,000

Net cash used in operating activities	$(2,009,000)	$(2,009,000)

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

At June 30, 2010, the fair value of the Company’s derivative warrants liability was $1,832,000.  The Company used the Black-Scholes valuation model to estimate the fair value of the Warrants.  Significant assumptions used at June 30, 2010 were as follows:

June 30, 2010

Estimated market value of stock on reporting date (1)	$2.61
Risk-free interest rate (2)	1.79%
Dividend yield (3)	0.00%
Volatility factor	138.23%
Expected life (4)	4.7 years

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

6.           EARNINGS PER SHARE

The elements for calculation of earnings per share for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three months ended June 30,
	2010	2009
	(As Restated)

Net income for basic and diluted earnings per share	$3,402,000	$3,181,000

Weighted average shares used in basic computation	28,536,000	24,581,000
Effect of dilutive stock options and warrants	244,000	606,000
Weighted average shares used in diluted computation	28,780,000	25,187,000

Earnings per share:
Basic	$0.12	$0.13
Diluted	$0.12	$0.13

	Six months ended June 30,
	2010	2009
	(As Restated)

Net income for basic and diluted earnings per share	$6,853,000	$5,171,000

Weighted average shares used in basic computation	27,909,000	24,581,000
Effect of dilutive stock options and warrants	368,000	605,000
Weighted average shares used in diluted computation	28,277,000	25,186,000

Earnings per share:
Basic	$0.25	$0.21
Diluted	$0.24	$0.21

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

On June 7, 2010, the Company issued warrants to purchase an aggregate of 75,000 shares of common stock at an exercise price of $3.25 per share to 3 consultants for investor relations consulting services rendered at fair value of $149,025. The fair market value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by ASC Topic 718 with the following assumptions and estimates: expected dividend 0%, volatility 84.46%, a risk-free rate of 2.5% and a contractual life of 5 years.

During the second quarter of 2010, certain employees exercised their stock options to purchase an aggregate of 149,910 shares of common stock for an aggregate price of $21,668.

Warrants

Following is a summary of the status of warrants outstanding and exercisable at June 30, 2010 and December 31, 2009:

June 30, 2010			December 31, 2009
Exercise Price	Number of	Average	Average	Number of	Average
	Shares	Remaining	Exercise Price	Shares	Remaining
		Contractual Life			Contractual Life
$3.00	1,211,740	3.25 years	$3.00	1,211,740	3.75 years
$3.25	891,670	4.65 years
Total	2,103,410		Total	1,211,740

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

In 2010 and 2009, an executive officer has provided unlimited personal guaranty to two banks for banking facilities for the Company.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2010 COMPARED TO JUNE 30, 2009

Overall Results

The Company reported net income for the three months ended June 30, 2010 of $3.4 million compared to $3.2 million in the year-earlier period, an increase of 6%.  For the six months ended June 30, 2010, the company reported net income of $6.9 million, a 33% increase over the $5.2 million reported in the same period in 2009.

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

Foreign Currency Translation Gain and Comprehensive Net Income

The Company recorded foreign currency translation gains of $81,000 and $109,000 in the three and six months ended June 30, 2010, as compared with $2,000 and $$33,000 in the year-earlier period, respectively.  Comprehensive net income (net income plus foreign currency translation gains) was $3.5 million and $7.0 million in the three and six months ended June 30, 2010, compared with $3.2 million and $5.2 million in the year-earlier period.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, and taking the matters described above into account, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2010 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In June 2010 we issued warrants to purchase an aggregate of 75,000 shares of our common stock to Hayden Communications International, Inc. and two of its consultants for services rendered to the Company.  Each of the warrants become exercisable on January 31, 2011 at a price of $3.25 per share, provided that Hayden , and expire on January 31, 2013.  If Hayden Communications is engaged by the Company as a consultant on January 31, 2011, the warrants will be fully exercisable.  Otherwise, each of the warrants be exercisable with respect to 1/12 of the total shares issuable upon exercise of the warrant for each month or part of a month Hayden serves as a consultant for the Company with Hayden's term of engagement deemed to commence on February 1, 2010.  The Company has the right to compel the holders of the warrants to exercise the warrants within 10 trading days after sending written notice to the holders of the warrants.  Any warrants not exercised within the 10-trading day period would be cancelled.  The Company may only give such notice if (i) the volume weighted average trading price per share of the Company’s Common Stock for each of 15 consecutive trading days is greater than $5.43 (in each case subject to equitable adjustment), and (b) the shares issuable upon the exercise of the warrants are either (i) registered for resale pursuant to an effective registration statement or (ii) freely transferable without volume restrictions pursuant to Rule 144 promulgated under the Securities Act,

Each of the issuances was made in reliance upon the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  In connection with the sale of these securities, the Company relied on each of the recipient’s written representations that it was an "accredited investor" as defined in Rule 501(a) of the Securities and Exchange Commission.  In addition, neither the Company nor anyone acting on its behalf offered or sold these securities by any form of general solicitation or general advertising.  As the warrants were issued for services we received no cash proceeds for the issuance of the shares.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Exhibit No.	Title of Document

4.1	Form of Warrant issued to consultants on June 7, 2010*

10.1	Lease Agreement dated July 2, 2010 between ORIX Asia Limited and B2B Chips, Limited*

10.2	[Loan Agreement] dated May 18, 2010 between Shenzhen Branch of Jiangsu Bank and SinoHub SCM Shenzhen, Ltd*

10.3	Loan Agreement] dated May 12, 2010 between Shenzhen Branch of Ningbo Bank and SinoHub SCM Shenzhen, Ltd*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)**

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)**

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