Form 10-Q/A
period 2010-09-30
SINOHUB, INC.
filed 2011-06-03
CIK 1406574

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

EXPLANATORY NOTE

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A Amendment No. 1”) to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 (the “Original Filing”) to amend and restate our financial statements and related disclosures for the fiscal quarter ended September 30, 2010 as discussed in Note 2 to the accompanying restated financial statements.

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

2.           Restatement of Other Financial Statements

In addition to the filing of this Form 10-Q/A Amendment No. 1, we are filing amendments to our Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31 and June 30, 2010 to restate our unaudited financial statements and related financial information for the periods contained in those reports.  On May 24, 2011 we filed an amendment to our Annual Report on Form 10-K to restate our financial statements for the fiscal year ended December 31, 2010.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
	( As Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,413,000	$8,347,000
Restricted cash	10,724,000	7,595,000
Accounts receivable, net	46,343,000	28,828,000
Inventories, net	8,645,000	11,647,000
Prepaid expenses and other current assets	608,000	650,000
Deposit with suppliers	4,710,000	-
Total current assets	76,443,000	57,067,000

PROPERTY AND EQUIPMENT, NET	7,168,000	2,271,000

TOTAL ASSETS	$83,611,000	$59,338,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$616,000	$1,209,000
Customer deposits	41,000	1,348,000
Accrued expenses and other current liabilities	834,000	731,000
Bank borrowings	16,372,000	11,793,000
Capital lease obligations – current portion	644,000	-
Income and other taxes payable	4,384,000	2,605,000
Total current liabilities	22,891,000	17,686,000

LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	1,144,000	-
Warrant Derivatives	1,293,000	-
Total long term liabilities	2,437,000	-

TOTAL LIABILITIES	25,329,000	17,686,000

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized;	-	-
no shares issued
Common stock, $0.001 par value, 100,000,000 shares authorized;	29,000	27,000
28,557,685 shares and 26,669,605 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively
Additional paid-in capital	20,017,000	17,239,000
Deferred stock compensation	(56,000)	-
Retained earnings
Unappropriated	35,614,000	22,725,000
Appropriated	788,000	787,000
Accumulated other comprehensive income	1,891,000	874,000
Total stockholders’ equity	58,282,000	41,652,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,611,000	$59,338,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	( As Restated)		( As Restated)
NET SALES
Supply chain management services	$1,460,000	$1,910,000	$4,809,000	$5,943,000
Electronic components	35,267,000	34,270,000	94,703,000	79,689,000
VCM business	19,024,000	-	38,723,000	-
Total net sales	55,751,000	36,180,000	138,235,000	85,632,000
COST OF SALES
Supply chain management services	34,000	198,000	122,000	408,000
Electronic components	29,782,000	29,544,000	81,418,000	69,250,000
VCM business	15,755,000	-	31,843,000	-
Total cost of sales	45,571,000	29,742,000	113,383,000	69,658,000

GROSS PROFIT	10,180,000	6,438,000	24,852,000	15,974,000

OPERATING EXPENSES
Selling, general and administrative	2,123,000	1,578,000	6,261,000	3,574,000
Professional services	193,000	253,000	694,000	614,000
Depreciation	479,000	151,000	1,051,000	387,000
Stock compensation expense	57,000	92,000	207,000	122,000
Stock option compensation amortization	110,000	180,000	328,000	206,000
Write back of bad debts	(236,000)	(504,000)	(45,000)	(317,000)
Total operating expenses	2,726,000	1,750,000	8,496,000	4,586,000

INCOME FROM OPERATIONS	7,454,000	4,688,000	16,356,000	11,388,000

OTHER INCOME (EXPENSE)
Interest expense	(109,000)	(20,000)	(352,000)	(83,000)
Interest income	41,000	4,000	145,000	15,000
Changes in fair values of warrant derivatives	539,000	-	1,011,000	-
Other, net	9,000	2,000	16,000	7,000
Total other income (expense), net	480,000	(14,000)	820,000	(61,000)

INCOME BEFORE INCOME TAXES	7,934,000	4,674,000	17,176,000	11,327,000
Income tax expense	1,898,000	1,134,000	4,287,000	2,616,000

NET INCOME	6,036,000	3,540,000	12,889,000	8,711,000

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	909,000	31,000	1,017,000	63,000

COMPREHENSIVE INCOME	$6,945,000	$3,571,000	$13,906,000	$8,774,000

SHARE AND PER SHARE DATA
Net income per share-basic	$0.21	$0.14	$0.46	$0.35
Weighted average number of shares-basic	28,558,000	24,883,000	28,126,000	24,682,000
Net income per share-diluted	$0.21	$0.13	$0.45	$0.34
Weighted average number of shares-diluted	28,721,000	26,260,000	28,362,000	25,463,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2010	2009
	( As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,889,000	$8,711,000
Adjustments to reconcile net income to cash used in operations:
Depreciation	1,051,000	387,000
Stock compensation expense	207,000	122,000
Stock option compensation amortization	328,000	206,000
Write back of bad debts	(45,000)	(317,000)
Changes in fair values of warrant derivatives	(1,011,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(16,578,000)	(10,902,000)
Inventories	3,187,000	(3,067,000)
Prepaid expenses and other current assets	56,000	(73,000)
Deposit with suppliers	(4,628,000)	-
Accounts payable	(608,000)	2,809,000
Customer deposits	(1,313,000)	-
Accrued expenses and other current liabilities	87,000	436,000
Income and other taxes payable	1,696,000	(1,546,000)
Net cash used in operating activities	(4,682,000)	(3,234,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase of restricted cash	(3,129,000)	(2,588,000)
Purchase of property and equipment	(3,385,000)	(1,620,000)
Net cash used in investing activities	(6,514,000)	(4,208,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of cost	4,470,000	1,200,000
Proceeds from exercise of warrants and options, net of costs	22,000	108,000
Bank borrowing proceeds	24,609,000	14,284,000
Bank borrowing repayments	(20,382,000)	(7,338,000)
Repayments of capital lease obligations	(647,000)	-
Net cash provided by financing activities	8,072,000	8,254,000

EFFECT OF EXCHANGE RATE CHANGES	190,000	27,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,934,000)	839,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,347,000	5,860,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,413,000	$6,699,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$352,000	$83,000
Cash paid for income tax	$2,444,000	$3,671,000
Equipments acquired under capital leases	$2,436,000	$-

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

SinoHub provides products and services to suppliers and purchasers of electronic components in connection with the manufacture and assembly of electronic products in the People’s Republic of China (the “PRC” or “China”) and we are engaged in the production and sale of mobile devices (currently custom design mobile phones) overseas. For the three months ended September 30, 2010 approximately 63% of the Company’s revenues were derived from the sale of electronic components and assemblies to contract manufacturers and design houses which are engaged in the manufacture of mobile phones, network equipment and other electronics products in the PRC.  These sales occur either as one-off electronic component sales (roughly 80%) or as procurement-fulfillment projects (about 20%). The Company began offering mobile phones for sale in developing countries in Southeast Asia through its newly formed virtual contract manufacturing division in late 2009, but did not have material revenue from this source in 2009. SinoHub opened its own factory to produce custom design mobile phones in the Boa’an district of Shenzhen, China in April 2010 with six assembly lines. In July, the Company installed four surface mount lines to build motherboards for mobile phones and in October 2010 added two more assembly lines bringing the total number to eight.  Roughly 34% of SinoHub’s revenue in the three months ended September 30, 2010 was derived from selling mobile phones in markets outside of China and from producing motherboards for mobile phones (Printed Circuit Based Assemblies or PCBAs) through its virtual contract manufacturing division. In connection with the supply of such components and products, the Company also provides supply chain management services from which we derived approximately 3% of our revenues in the three months ended September 30, 2010.

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

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of September 30, 2010:

	Quoted Prices	Significant	Significant
	in Active	Other	Unobservable
	Markets for	Observable	Inputs
	Identical Assets	Inputs

	(Level 1)	(Level 2)	(Level 3)	Total
2010 Warrants	$—	$—	$1,293,000	$1,293,000

The following table sets forth a summary of changes in fair value of our derivative liability for the three and nine months ended September 30, 2010:

	Three months ended September 30,	Nine months ended September 30,
	2010	2010
Beginning Balance	$1,832,000	$-
Fair value of 2010 warrants at issue date	-	2,304,000
Net gain included in earnings	(539,000)	(1,011,000)
Balance at September 30	$1,293,000	$1,293,000

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

This amended Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 2010 incorporates corrections made in response to the accounting errors described above by restating the Company’s financial statements presented herein for the fiscal quarter ended September 30, 2010.  The corrections to the quarterly information in this amended Form 10-Q/A had no impact on the Company’s previously reported operations or cash flows for the periods being restated.

The following tables show the effects of the restatement on the Company's condensed consolidated balance sheet as of September 30, 2010, consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2010 and consolidated statements of cash flows for the nine months ended September 30, 2010:

SinoHub, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

	As of September 30, 2010
	As Previously Recorded	As Restated

TOTAL ASSETS	$83,611,000	$83,611,000

Total current liabilities	$22,891,000	$22,891,000

LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	1,144,000	1,144,000
Warrant Derivatives	-	1,293,000

TOTAL LIABILITIES	$24,035,000	$25,329,000

STOCKHOLDERS’ EQUITY
Additional paid-in capital	$22,321,000	$20,017,000
Retained earnings
Unappropriated	$34,603,000	$35,614,000

Total stockholders’ equity	$59,576,000	$58,282,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,611,000	$83,611,000

SinoHub, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income

	Three months ended September 30, 2010
	As Previously Recorded	As Restated

Changes in fair values of warrant derivatives	$-	$539,000

Total other (expense) income, net	$(59,000)	$480,000

INCOME BEFORE INCOME TAXES	$7,395,000	$7,934,000

NET INCOME	$5,497,000	$6,036,000

COMPREHENSIVE INCOME	$6,406,000	$6,945,000

Net income per share-basic	$0.19	$0.21

Net income per share-diluted	$0.19	$0.21

	Nine months ended September 30, 2010
	As Previously Recorded	As Restated

Changes in fair values of warrant derivatives	$-	$1,011,000

Total other (expense) income, net	$(191,000)	$820,000

INCOME BEFORE INCOME TAXES	$16,165,000	$17,176,000

NET INCOME	$11,878,000	$12,889,000

COMPREHENSIVE INCOME	$12,895,000	$13,906,000

Net income per share-basic	$0.42	$0.46

Net income per share-diluted	$0.42	$0.45

The gain resulting from the change in fair value of derivative warrant liability for the three and nine months ended September 30, 2010, was incurred at the corporate level (a Delaware corporation).  The Company did not recognize any income tax benefits (expense) associated with the change in fair value in the three and nine months ended September 30, 2010.  Therefore, the restatement did not have an effect on the Company’s taxable income for the three and nine months ended September 30, 2010.

SinoHub, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30, 2010
	As Previously Recorded	As Restated

NET INCOME	$11,878,000	$12,889,000

Changes in fair values of warrant derivatives	-	(1,011,000)
	$11,878,000	$11,878,000

Net cash used in operating activities	$(4,682,000)	$(4,682,000)

3.           ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Accounts receivable, net of allowance as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2010
	(Unaudited)
Accounts receivable	$46,645,000	$29,175,000
Less: allowance for doubtful debts	(302,000)	(347,000)
Total	$46,343,000	$28,828,000

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

4.           INVENTORIES

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

At September 30, 2010, the fair value of the Company’s derivative warrants liability was $1,293,000.  The Company used the Black-Scholes valuation model to estimate the fair value of the Warrants.  Significant assumptions used at September 30, 2010 were as follows:

September 30, 2010

Estimated market value of stock on reporting date (1)	$1.98
Risk-free interest rate (2)	1.17%
Dividend yield (3)	0.00%
Volatility factor	131.65%
Expected life (4)	4.4 years

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

7.           COMMITMENTS AND CONTINGENCIES

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

8.           EARNINGS PER SHARE

The elements for calculation of earnings per share for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three months ended September 30,
	2010	2009
	(As Restated)

Net income for basic and diluted earnings per share	$6,036,000	$3,540,000

Weighted average shares used in basic computation	28,558,000	24,883,000
Effect of dilutive stock options and warrants	163,000	1,377,000
Weighted average shares used in diluted computation	28,721,000	26,260,000

Earnings per share:
Basic	$0.21	$0.14
Diluted	$0.21	$0.13

	Nine months ended September 30,
	2010	2009
	(As Restated)

Net income for basic and diluted earnings per share	$12,889,000	$8,711,000

Weighted average shares used in basic computation	28,126,000	24,682,000
Effect of dilutive stock options and warrants	236,000	781,000
Weighted average shares used in diluted computation	28,362,000	25,463,000

Earnings per share:
Basic	$0.46	$0.35
Diluted	$0.45	$0.34

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

The Company granted stock options to purchase an aggregate of 109,290 shares of common stocks in the third quarter of 2010 at an exercise price of $2.63 per share.

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

11.        RELATED PARTY TRANSACTIONS

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

13.         CONCENTRATIONS AND RISKS

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 COMPARED TO SEPTEMBER 30, 2009

Overall Results

SinoHub reports net sales on the basis of three business categories, supply chain management services (SCM), electronic component purchasing (ECP), and virtual contract manufacturing (VCM). The Company reported net income for the three months ended September 30, 2010 of $6.0 million compared to $3.5 million in the year-earlier period, an increase of 71%.  Net income for the nine months ended September 30, 2010 was $12.9 million compared to $8.7 million in the year-earlier period, an increase of 48%.  Net margins increased to 10.8% in the three months ended September 30, 2010 as compared to 9.8% in the prior year period.  Net margins were 9.3% in the nine months ended September 30, 2010 as compared to 10.2% in the prior year period, primarily the result of greater expenses incurred in the first and second quarters of 2010 associated with startup expenditures for our factory.

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

Foreign Currency Translation Gain and Comprehensive Net Income

The Company recorded foreign currency translation gains of $909,000 in the three months ended September 30, 2010, as compared with $31,000 in the year-earlier period.  Comprehensive net income (net income plus foreign currency translation gains) was $6.9 million in the three months ended September 30, 2010, compared with $3.6 million in the year-earlier period.  The Company recorded foreign currency translation gains of $1,017,000 in the nine months ended September 30, 2010, as compared with $63,000 in the year-earlier period.  Comprehensive net income (net income plus foreign currency translation gains) was $13.9 million in the nine months ended September 30, 2010, compared with $8.8 million in the year-earlier period.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, and taking the matters described above into account, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2010 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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