Form 10-Q
period 2011-06-30
SINOHUB, INC.
filed 2011-08-15
CIK 1406574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2011
Common Stock, $0.001 par value per share	33,454,903 shares

SINOHUB, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “SinoHub” or "Company" refer to the consolidated operations of SinoHub, Inc., a Delaware corporation, and its wholly owned subsidiaries.

 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(As Restated)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,164,000	$4,524,000
Restricted cash	91,690,000	32,059,000
Accounts receivable, net	51,251,000	45,686,000
Inventories, net	31,517,000	14,631,000
Prepaid expenses and other current assets	938,000	704,000
Deposit with suppliers	750,000	1,308,000
Total current assets	183,309,000	98,913,000

PROPERTY AND EQUIPMENT, NET	12,877,000	11,190,000

TOTAL ASSETS	$196,186,000	$110,103,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,280,000	$865,000
Customer deposits	300,000	107,000
Accrued expenses and other current liabilities	939,000	709,000
Bank borrowings	94,738,000	37,299,000
Collateralized bank advances	10,124,000	-
Capital lease obligations – current portion	616,000	756,000
Income and other taxes payable	644,000	1,712,000
Total current liabilities	111,642,000	41,449,000

LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	709,000	845,000
Warrant Derivatives	894,000	1,692,000
Total long-term liabilities	1,603,000	2,537,000

TOTAL LIABILITIES	113,245,000	43,987,000

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 33,454,903 shares and 28,570,859 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	33,000	29,000
Additional paid-in capital	30,715,000	20,122,000
Retained earnings
Unappropriated	46,882,000	42,303,000
Appropriated	934,000	934,000
Accumulated other comprehensive income	4,377,000	2,730,000
Total stockholders’ equity	82,941,000	66,116,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$196,186,000	$110,103,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
		(As Restated)		(As Restated)
NET SALES
ECSS	$31,688,000	$30,566,000	$53,215,000	$62,785,000
ICM	9,235,000	13,314,000	25,677,000	19,699,000
Total net sales	40,923,000	43,880,000	78,891,000	82,484,000
COST OF SALES
ECSS	27,798,000	25,285,000	45,109,000	51,723,000
ICM	8,688,000	11,018,000	21,660,000	16,088,000
Total cost of sales	36,486,000	36,303,000	66,768,000	67,812,000

GROSS PROFIT	4,437,000	7,577,000	12,123,000	14,672,000

OPERATING EXPENSES
Selling, general and administrative	2,144,000	2,243,000	4,466,000	4,138,000
Professional services	213,000	256,000	494,000	501,000
Depreciation	542,000	349,000	1,009,000	571,000
Stock compensation expense	-	95,000	-	151,000
Stock option compensation amortization	79,000	125,000	188,000	218,000
Provision for bad debts	43,000	158,000	96,000	191,000
Total operating expenses	3,022,000	3,226,000	6,253,000	5,770,000

INCOME FROM OPERATIONS	1,415,000	4,351,000	5,870,000	8,902,000

OTHER INCOME (EXPENSE)
Interest expense	(615,000)	(212,000)	(1,105,000)	(243,000)
Interest income	442,000	98,000	784,000	105,000
Changes in fair values of warrant derivatives	287,000	516,000	798,000	472,000
Other, net	514,000	2,000	741,000	7,000
Total other income, net	628,000	403,000	1,218,000	341,000

INCOME BEFORE INCOME TAXES	2,043,000	4,754,000	7,088,000	9,243,000
Income tax expense	1,007,000	1,352,000	2,509,000	2,390,000

NET INCOME	1,036,000	3,402,000	4,579,000	6,853,000

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	1,047,000	81,000	1,648,000	109,000

COMPREHENSIVE INCOME	$2,083,000	$3,483,000	$6,227,000	$6,961,000

SHARE AND PER SHARE DATA
Net income per share-basic	$0.03	$0.12	$0.14	$0.25
Weighted average number of shares-basic	33,454,000	28,536,000	31,818,000	27,909,000
Net income per share-diluted	$0.03	$0.12	$0.14	$0.24
Weighted average number of shares-diluted	33,546,000	28,780,000	31,854,000	28,277,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2011	2010
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,579,000	$6,853,000
Adjustments to reconcile net income to cash used in operations:
Depreciation - operating expenses	1,009,000	571,000
Depreciation - cost of sales	434,000	-
Stock compensation expense	-	151,000
Stock option compensation amortization	188,000	218,000
Provision for bad debts	96,000	191,000
Changes in fair values of warrant derivatives	(798,000)	(472,000)
Changes in operating assets and liabilities:
Accounts receivable	(4,557,000)	(12,097,000)
Inventories	(16,338,000)	3,448,000
Prepaid expenses and other current assets	(215,000)	(103,000)
Deposit with suppliers	580,000	(1,941,000)
Accounts payable	3,352,000	1,219,000
Customer deposits	188,000	(57,000)
Accrued expenses and other current liabilities	211,000	(116,000)
Income and other taxes payable	(1,093,000)	126,000
Net cash used in operating activities	(12,365,000)	(2,009,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase of restricted cash	(59,631,000)	(4,851,000)
Purchase of property and equipment	(3,158,000)	(2,749,000)
Net cash used in investing activities	(62,789,000)	(7,600,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of cost	10,440,000	4,470,000
Proceeds from exercise of options, net of costs	15,000	22,000
Bank borrowings - proceeds	88,356,000	20,999,000
Bank borrowings - repayments	(32,498,000)	(14,746,000)
Collateralized bank advances	9,994,000	-
Repayments of capital lease obligations	(309,000)	-
Net cash provided by financing activities	75,999,000	10,745,000

EFFECT OF EXCHANGE RATE CHANGES	1,795,000	(20,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,639,000	1,116,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,524,000	8,347,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,164,000	$9,463,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,105,000	$243,000
Cash paid for income tax	$2,524,000	$2,438,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
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

These condensed consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2010, previously filed with the Securities and Exchange Commission on May 24, 2011.

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

Inventories

Inventories are stated at lower of cost or market, cost being determined on a first in first out method.  No allowance is made for excess or obsolete inventories as inventories are held for a short period of time and are substantially related to specific customer order commitments.  Inventory consists of electronic components purchased from suppliers and electronics products the Company manufactured.

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

Depreciation is provided on a straight-line basis, less estimated residual values over the assets’ estimated useful lives.  The estimated useful lives are as follows:

Plant and machinery	2 to 5 Years
Motor vehicles	5 Years
Furniture, fixtures and equipment	2 to 5 Years
Leasehold improvements	1 to 5 Years

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

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of June 30, 2011:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
2010 Warrants	$—	$—	$894,000	$894,000

The following table sets forth a summary of changes in fair value of our derivative liability for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30, 2011	Six months ended June 30, 2011

Beginning Balance	$1,181,000	$1,692,000
Net gain included in earnings	(287,000)	(798,000)
Balance at June 30, 2011	$894,000	$894,000

	Three months ended June 30, 2010	Six months ended June 30, 2010
	(As Restated)	(As Restated)

Beginning Balance	$2,348,000	$-
Fair value of 2010 warrants at issue date	-	2,304,000
Net gain included in earnings	(516,000)	(472,000)
Balance at June 30, 2010	$1,832,000	$1,832,000

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

Derivative Instruments

The Warrants issued in connection with the private placement the Company consummated on September 10, 2008 (the “2008 Warrants”) and on March 2, 2010 (the “2010 Warrants”) include a reset provision (to adjust the exercise price of the warrants) which is triggered if the Company issues common shares below the exercise price as defined in the respective warrants. Effective January 1, 2009 the reset provision of these warrants precludes equity accounting treatment under ASC 815 (formerly EITF 07-05). Accordingly, effective January 1, 2009, the Company was required to reclassify these warrants at their fair value to liabilities each reporting period under ASC 815-40.  The reset provision in the 2008 Warrants expired on September 10, 2009.

At June 30, 2011, the fair value of the Company’s derivative warrants liability for the 2010 Warrants was $894,000. The Company used the Black-Scholes valuation model to estimate the fair value of the 2010 Warrants.  Significant assumptions used at June 30, 2011 and 2010 were as follows:

	2011	2010

Closing price of stock on reporting date	$1.09	$2.61
Risk-free interest rate (1)	1.61%	1.79%
Dividend yield (2)	0.00%	0.00%
Volatility factor	220.95%	138.23%
Expected life (3)	4.18 years	4.7 years

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the option on date of grant.

(2)
Management determined the dividend yield to be 0% based upon its expectation that the Company will not make any near term change to its policy of retaining all earnings available to pay dividends for the foreseeable future.

(3)	Expected life is remaining contractual life of the warrants.

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

Foreign Currency Translation

SinoHub, Inc., SinoHub International, Inc., B2B Chips, Ltd., and SinoHub Technology Hong Kong, Ltd. maintain accounting records using the functional currencies, USD and Hong Kong Dollars (“HKD”) respectively.  SinoHub SCM Shenzhen, Ltd., SinoHub Electronics Shenzhen, Ltd., SinoHub SCM Shanghai, Ltd., SinoHub Electronics Shanghai, Ltd. and Topology Communication Technology (Shenzhen), Ltd. maintain accounting records using Renminbi (“RMB”) as the functional currency.

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

Segments

The Company operates in two segments: electronics product manufacturing and sales (ICM) and electronic component sales and services (ECSS).  Segment disclosure is presented in Note 15, “Segment information.”

Recent Accounting Pronouncements

In June 2011, FASB issued ASU 2011-05 Comprehensive Income (Topic 220) - Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Management is currently evaluating the potential impact of ASU 2011-05 on the Company’s consolidated financial statements.

In May 2011, FASB issued ASU 2011-04 Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this Update are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Management is currently evaluating the potential impact of ASU 2011-04 on the Company’s consolidated financial statements.

In April 2011, FASB issued ASU 2011-03 Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this Update are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Management is currently evaluating the potential impact of ASU 2011-03 on the Company’s consolidated financial statements.

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

2.              RESTATEMENT OF PREVIOUSLY REPORTED CONDEDSED CONSOLIDATED FINANCIAL STATEMENTS

On May 16, 2011, the Company filed with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K, to report management’s determination that the Company’s financial statements for the fiscal quarter ended June 30, 2010, included in its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, filed with the SEC on August 12, 2010 (the “June 2010 Form 10-Q”),  should no longer be relied upon due to an error in such financial statements with respect to the accounting for 816,670 common stock purchase warrants in connection with its March 2, 2010 private placement (the “2010 Warrants”).  The Company determined that the historical financial statements for the fiscal quarter ended June 30, 2010, included in its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, filed with the SEC on August 12, 2010 require restatement to properly record the 2010 Warrants as a derivative liability.

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

On June 3, 2011, the Company filed an amended Quarterly Report on Form 10-Q/A reflecting the restatement of the financial statements for the fiscal quarter ended June 30, 2010.

The following tables show the effects of the restatement on the Company's condensed consolidated balance sheet as of June 30, 2010 as well as consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2010 and consolidated statements of cash flows for the six months ended June 30, 2010:

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

SinoHub, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30, 2010
	As Previously Recorded	As Restated

NET INCOME	$6,381,000	$6,853,000

Changes in fair values of warrant derivatives	-	(472,000)

	$6,381,000	$6,381,000

Net cash used in operating activities	$(2,009,000)	$(2,009,000)

3.              ACCOUNTS RECEIVABLE, NET

Accounts receivable at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)

Accounts receivable	$52,022,000	$46,362,000
Less: allowance for doubtful accounts	771,000	676,000
Accounts receivable, net	$51,251,000	$45,686,000

For the three months ended June 30, 2011 and 2010, the Company recorded provision for bad debts of $43,000 and $158,000 respectively.  For the six months ended June 30, 2011 and 2010, the Company recorded provision for bad debts of $96,000 and $191,000 respectively.

4.           INVENTORIES, NET

Inventories at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)

Raw materials and goods for resale	$25,052,000	$14,335,000
Work-in-progress	1,877,000	-
Finished goods	4,588,000	296,000
	$31,517,000	$14,631,000
Less: allowance for obsolete inventories	-	-
Inventories, net	$31,517,000	$14,631,000

5.           BANK BORROWINGS AND FINANCING ARRANGEMENTS

The Company has secured the following financing facilities with certain PRC banks to support its business operations:

•
Letter of credit facility with China Construction Bank in the amount of $12,900,000 to support our component sales and services business.  Restricted cash balances are required as security for draws against the facility.  The facility renews each year and is available through January 2012.

•
Letter of credit facility with Industrial Bank in the amount of $50,000,000 to support our business.  Restricted cash balances are required as security for draws against the facility.  The facility is available through March, 2012.

•
Letter of credit facility with Bank of Ningbo in the amount of $7,000,000 to support our electronics product manufacturing and sales business.  The bank requires the unlimited personal guaranty of an executive officer.  The facility renews each year and is available through December, 2011.

•
Letter of credit facility with Bank of Shanghai in the amount of $3,050,000 to support our electronics product manufacturing and sales business.  The bank requires the unlimited personal guaranty of an executive officer.  The facility renews each year and is available through September 2011.

Borrowings including NDF (please see Note 16) against these facilities at June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Note payable to a bank, annual interest rate 5.61%, due May 2011	$-	$1,512,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	634,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	536,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	1,140,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	505,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	484,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	1,800,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	847,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	1,805,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	352,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	342,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	5,022,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	362,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	993,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	480,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	736,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	1,001,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	1,443,000
Note payable to a bank, annual interest rate 5.38%, due June 2011	-	702,000
Note payable to a bank, annual interest rate 5.84%, due October 2011	-	756,000
Note payable to a bank, annual interest rate 6.12%, due November 2011	-	756,000
Note payable to a bank, annual interest rate 5.38%, due November 2011	-	5,815,000
Note payable to a bank, annual interest rate 5.38%, due December 2011	-	4,044,000
Note payable to a bank, annual interest rate 5.50%, due December 2011	-	5,232,000

Note payable to a bank, annual interest rate 3.00%, due July 2011	2,490,000	-
Note payable to a bank, annual interest rate 2.93%, due July 2011	1,081,000	-
Note payable to a bank, annual interest rate 3.16%, due July 2011	619,000	-
Note payable to a bank, annual interest rate 3.16%, due July 2011	361,000	-
Note payable to a bank, annual interest rate 2.93%, due July 2011	188,000	-
Note payable to a bank, annual interest rate 2.41%, due July 2011	686,000	-
Note payable to a bank, annual interest rate 2.25%, due July 2011	325,000	-

Note payable to a bank, annual interest rate 2.65%, due July 2011	241,000	-
Note payable to a bank, annual interest rate 3.16%, due August 2011	1,593,000	-
Note payable to a bank, annual interest rate 3.17%, due August 2011	471,000	-
Note payable to a bank, annual interest rate 2.58%, due August 2011	1,081,000	-
Note payable to a bank, annual interest rate 2.50%, due August 2011	2,216,000	-
Note payable to a bank, annual interest rate 2.45%, due August 2011	362,000	-
Note payable to a bank, annual interest rate 3.17%, due August 2011	1,052,000	-
Note payable to a bank, annual interest rate 3.00%, due August 2011	319,000	-
Note payable to a bank, annual interest rate 3.00%, due August 2011	435,000	-
Note payable to a bank, annual interest rate 3.17%, due August 2011	336,000	-
Note payable to a bank, annual interest rate 3.17%, due August 2011	220,000	-
Note payable to a bank, annual interest rate 3.17%, due August 2011	581,000	-
Note payable to a bank, annual interest rate 3.00%, due August 2011	594,000	-
Note payable to a bank, annual interest rate 3.00%, due August 2011	578,000	-
Note payable to a bank, annual interest rate 2.50%, due August 2011	1,613,000	-
Note payable to a bank, annual interest rate 3.00%, due September 2011	388,000	-
Note payable to a bank, annual interest rate 3.16%, due September 2011	5,552,000	-
Note payable to a bank, annual interest rate 2.59%, due September 2011	667,000	-
Note payable to a bank, annual interest rate 3.16%, due September 2011	2,958,000	-
Note payable to a bank, annual interest rate 2.59%, due September 2011	151,000	-
Note payable to a bank, annual interest rate 2.59%, due September 2011	207,000	-
Note payable to a bank, annual interest rate 3.16%, due September 2011	402,000	-
Note payable to a bank, annual interest rate 2.60%, due September 2011	736,000	-
Note payable to a bank, annual interest rate 3.16%, due September 2011	216,000	-
Note payable to a bank, annual interest rate 2.62%, due September 2011	398,000	-
Note payable to a bank, annual interest rate 3.16%, due September 2011	399,000	-
Note payable to a bank, annual interest rate 3.16%, due September 2011	240,000	-
Note payable to a bank, annual interest rate 3.63%, due September 2011	106,000	-
Note payable to a bank, annual interest rate 3.45%, due September 2011	365,000	-
Note payable to a bank, annual interest rate 4.06%, due September 2011	1,330,000	-
Note payable to a bank, annual interest rate 3.63%, due September 2011	957,000	-
Note payable to a bank, annual interest rate 4.06%, due September 2011	714,000	-
Note payable to a bank, annual interest rate 3.63%, due September 2011	798,000	-
Note payable to a bank, annual interest rate 4.06%, due October 2011	6,516,000	-
Note payable to a bank, annual interest rate 4.05%, due October 2011	358,000	-
Note payable to a bank, annual interest rate 5.84%, due October 2011	774,000	-
Note payable to a bank, annual interest rate 3.73%, due October 2011	370,000	-
Note payable to a bank, annual interest rate 3.55%, due October 2011	499,000	-
Note payable to a bank, annual interest rate 4.43%, due October 2011	361,000	-
Note payable to a bank, annual interest rate 4.43%, due October 2011	327,000	-
Note payable to a bank, annual interest rate 6.12%, due November 2011	774,000	-
Note payable to a bank, annual interest rate 4.43%, due October 2011	390,000	-
Note payable to a bank, annual interest rate 6.44%, due November 2011	1,547,000	-
Note payable to a bank, annual interest rate 4.34%, due November 2011	580,000	-
Note payable to a bank, annual interest rate 3.00%, due November 2011	5,948,000	-
Note payable to a bank, annual interest rate 3.00%, due December 2011	4,137,000	-

Note payable to a bank, annual interest rate 3.00%, due January 2012	3,522,000	-
Note payable to a bank, annual interest rate 3.00%, due April 2012	2,647,000	-
Note payable to a bank, annual interest rate 3.00%, due April 2012	5,023,000	-
Note payable to a bank, annual interest rate 3.00%, due May 2012	1,568,000	-
Note payable to a bank, annual interest rate 3.00%, due May 2012	10,087,000	-
Note payable to a bank, annual interest rate 2.50%, due May 2012	1,558,000	-
Note payable to a bank, annual interest rate 3.00%, due June 2012	3,167,000	-
Note payable to a bank, annual interest rate 2.50%, due June 2012	1,592,000	-
Note payable to a bank, annual interest rate 3.00%, due June 2012	3,500,000	-
Note payable to a bank, annual interest rate 3.00%, due June 2012	2,310,000	-
Note payable to a bank, annual interest rate 3.00%, due June 2012	1,141,000	-
Note payable to a bank, annual interest rate 3.00%, due June 2012	2,019,000	-

	$94,738,000	$37,299,000
Less : current portion	94,738,000	37,299,000
Long -term portion	$-	$-

Interest expense for the three months ended June 30, 2011 and 2010 was $615,000 and $212,000, respectively.  Interest expense for the six months ended June 30, 2011 and 2010 was $1,105,000 and $243,000, respectively.

6.           COLLATERALIZED BANK ADVANCES

Collateralized bank advances at June 30, 2011 consisted of purchases financed by two banks for which bank charges of 0.05% on the invoice amount is incurred and guaranteed by the Company’s restricted cash, a subsidiary of the Company and a director of the Company.  Collateralized bank advances are due at various dates from July 19, 2011 through December 1, 2011 and bank advance charges due will be settled on the date of acceptance.

7.           CAPITAL LEASE OBLIGATIONS

Certain items of our equipment have been acquired under a capital lease.  The capital lease obligations are as follows:

	June 30, 2011	December 31, 2010
	(Unaudited)

Gross capital lease obligations	$1,325,000	$1,601,000
Less: current portion	616,000	756,000
Long-term capital lease obligations	$709,000	$845,000

The lease is guaranteed by equipment with a total cost of $2,436,000.  Depreciation expenses associated with capital leases were $126,000 and $Nil for the three months ended June 30, 2011 and 2010 respectively.  Interest expenses associated with capital leases were $26,000 and $Nil for the three months ended June 30, 2011 and 2010 respectively.

Depreciation expenses associated with capital leases were $251,000 and $Nil for the six months ended June 30, 2011 and 2010 respectively.  Interest expenses associated with capital leases were $50,000 and $Nil for the six months ended June 30, 2011 and 2010 respectively.

8.           COMMITMENTS AND CONTINGENCIES

Commitments

(1)	Rental Lease Commitment

The Company leases factory, warehouse and office spaces from third parties under operating leases which expire at various dates from October 2011 through March 2015.  Rent expense for the three months ended June 30, 2011 and 2010 was $168,000 and $399,000, respectively.  Rent expense for the six months ended June 30, 2011 and 2010 was $439,000 and $610,000, respectively.  At June 30, 2011, the Company has outstanding commitments with respect to operating leases, which are due as follows:

Fiscal year ending December 31,

2011	$701,000
2012	1,206,000
2013	327,000
2014	49,000
2015	12,000
$2,295,000

(2)	Capital Leases Commitment

The Company leases equipment under a non-cancelable capital lease agreement.  Future minimum lease payments under the capital leases are as follows:

Fiscal year ending December 31,

2011	$303,000
2012	730,000
2013	365,000
1,398,000
Less: Interest	73,000
1,325,000
Less: Current portion	616,000
Capital lease obligation – Non-current	$709,000

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450.  As of June 30, 2011, there was no known loss contingency.

9.           EARNINGS PER SHARE

The elements for calculation of earnings per share for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three months ended June 30,
	2011	2010
		(As Restated)

Net income for basic and diluted earnings per share	$1,036,000	$3,402,000

Weighted average shares used in basic computation	33,454,000	28,536,000
Effect of dilutive stock options and warrants	92,000	244,000
Weighted average shares used in diluted computation	33,546,000	28,780,000

Earnings per share:
Basic	$0.03	$0.12
Diluted	$0.03	$0.12

	Six months ended June 30,
	2011	2010
		(As Restated)

Net income for basic and diluted earnings per share	$4,579,000	$6,853,000

Weighted average shares used in basic computation	31,818,000	27,909,000
Effect of dilutive stock options and warrants	36,000	368,000
Weighted average shares used in diluted computation	31,854,000	28,277,000

Earnings per share:
Basic	$0.14	$0.25
Diluted	$0.14	$0.24

For the three and six months ended June 30, 2011, options to purchase 660,504 shares of common stock and warrants to purchase 3,577,502 shares of common stock with exercise prices greater than the average fair market value of the Company's stock were not included in the calculation because the effect is anti dilutive.

For the three and six months ended June 30. 2010, options to purchase 572,300 shares and 237,300 shares of common stock, respectively and warrants to purchase 2,028,410 shares and 891,670 shares of common stock, respectively with exercise prices greater than the average fair market value of the Company's stock were not included in the calculation because the effect is anti-dilutive.

10.           STOCKHOLDERS’ EQUITY

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

During the three months ended June 30, 2011, certain employees exercised their stock options to purchase an aggregate of 75,483 shares of common stock for $13,418.

Warrants

Following is a summary of the status of warrants outstanding and exercisable at June 30, 2011 and December 31, 2010:

June 30, 2011				December 31, 2010
			Average				Average
			Remaining				Remaining
	Number	Number	Contractual		Number	Number	Contractual
Exercise Price	Outstanding	Exercisable	Life	Exercise Price	Outstanding	Exercisable	Life
$3.00	2,649,069	1,211,740	2.20 years	$3.00	1,211,740	1,211,740	2.66 years
$3.11	853,433	853,433	4.18 years	$3.25	891,670	816,670	4.66 years
$3.25	75,000	75,000	1.59 years
Total	3,577,502	2,140,173		Total	2,103,410	2,028,410

11.           STOCK OPTIONS

The Company has granted qualified stock options under the Company’s 2000 Incentive Stock Option Plan (the “2000 ISOP”) and 2008 Incentive Stock Option Plan (the “2008 ISOP”).  At June 30, 2011, stock options to purchase 728,427 shares of common stock at an exercise price ranging from $0.20 to $4.36 per share were outstanding.  Prior to becoming publically traded, the exercise prices were determined by the Board at the time of grant.  In each such case the exercise price was not less than the fair market value of the common stock as determined by the Board in good faith taking into account such factors as recent issuances of preferred stock with an appropriate discount factored in relative to the common shares.  The exercise prices for options issued under the 2000 ISOP following the sale of preferred stock by the Company during November and December of 2007 represent a discount to the issuance price of $0.78 for such preferred stock taking into account the added value of the conditions in the preferred stock (for example, it was redeemable with 10% appreciation).  The exercise prices for options issued under the 2008 ISOP represent the closing price of the Company’s common stock on the business day preceding the grant date.  The stock options granted become exercisable (“vested”) as to 25% of the original number of shares on the first anniversary of the grant date and as to an additional 6.25% of the original number of shares at the end of each successive three-month period following the first anniversary of the grant date until the fourth anniversary of the grant date.  Unless earlier terminated, these stock options granted shall expire ten years after the grant date.  Following the reverse merger, all shares of preferred stock which were convertible on the basis of one share of preferred stock for one share of common stock issued were exchanged for common stock of Liberty Alliance, Inc. retroactively adjusted for all periods presented.

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

The following is a summary of the stock options activity:

	Number of	Weighted-
	Options	Average
	Outstanding	Exercise
		Price

Balance at December 31, 2009	1,263,978	$2.01
Granted	563,496	$2.73
Forfeited	(571,687)	-
Exercised	(194,589)	$0.47
Balance at December 31, 2010	1,061,198	$2.50
Granted	98,361	$2.71
Forfeited	(75,796)	-
Exercised	(17,464)	$1.13
Balance at March 31, 2011	1,066,299	$2.56
Granted	-	-
Forfeited	(262,389)	-
Exercised	(75,483)	$0.21
Balance at June 30, 2011	728,427	$2.74
Options exercisable on June 30, 2011	158,066	$3.11

Of the total options granted, 158,066 are fully vested exercisable and non-forfeitable at June 30, 2011.

The following is a summary of the status of options outstanding at June 30, 2011 and December 31, 2010:

Outstanding Options at June 30, 2011				Exercisable Options

Range of	Number	Weighted	Weighted	Number	Weighted
Exercise		Average	Average		Average
Price		Remaining	Exercise		Exercise
		Contractual	Price		Price
		Life
$0.20 - $1.02	67,923	6.9 years	$0.65	12,950	$0.20
$2.21 - $2.48	207,553	4.3 years	$2.32	45,766	$2.46
$2.62 - $3.00	267,651	5.3 years	$2.74	19,375	$3.00
$3.92 - $4.36	185,300	8.3 years	$3.97	79,975	$3.97
Total	728,427			158,066	$3.11

Outstanding Options at December 31, 2010				Exercisable Options

Range of	Number	Weighted	Weighted	Number	Weighted
Exercise		Average	Average		Average
Price		Remaining	Exercise		Exercise
		Contractual	Price		Price
		Life
$0.10 - $1.02	167,114	7.1 years	$0.44	92,708	$0.39
$2.21 - $3.00	700,684	5.9 years	$2.58	145,453	$2.40
$3.92 - $4.36	193,400	8.8 years	$3.97	61,467	$3.93
Total	1,061,198			299,628	$2.09

12.           RELATED PARTY TRANSACTIONS

There were no related party transactions during the three and six months ended June 30, 2011 and 2010 respectively except for the ongoing transaction set forth below.

As of June 30, 2011, an executive officer and his spouse have provided guarantees to a bank for banking facilities in the amount of $3,050,000 extended to the Company.

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

The Company’s subsidiaries in Hong Kong are subject to Hong Kong profits tax at a statutory rate of 16.5%.  No provision for Hong Kong profits tax was required as these entities incurred losses during the three and six months ended June 30, 2011 and 2010.  Management believes the realization of tax benefits from the net operating losses is uncertain due to the Company’s current operating history and continuing losses in Hong Kong for tax purposes.  Accordingly, no deferred tax benefit has been recorded.

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

Income tax expense for the three months ended June 30, 2011 and 2010 is summarized as follows:

	2011	2010
		(As Restated)

Current	$1,007,000	$1,352,000
Deferred	-	-
	$1,007,000	$1,352,000

The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the three months ended June 30, 2011 and 2010 is as follows:

	2011		2010
			(As Restated)

Income before income taxes	$2,043,000	100%	$4,754,000	100%

China income taxes at statutory rate	$510,750	25%	$1,188,500	25%
Operating loss carried forward	516,680	25%	306,120	6%
China qualified income tax exemptions	(20,430)	-1%	(142,620)	-3%
Income tax expense	$1,007,000	49%	$1,352,000	28%

Income tax expense for the six months ended June 30, 2011 and 2010 is summarized as follows:

	2011	2010
		(As Restated)

Current	$2,509,000	$2,390,000
Deferred	-	-
	$2,509,000	$2,390,000

The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the six months ended June 30, 2011 and 2010 is as follows:

	2011		2010
			(As Restated)

Income before income taxes	$7,088,000	100%	$9,243,000	100%

China income taxes at statutory rate	$1,772,000	25%	$2,310,750	25%
Operating loss carried forward	807,880	11%	356,540	4%
China qualified income tax exemptions	(70,880)	-1%	(277,290)	-3%
Income tax expense	$2,509,000	35%	$2,390,000	26%

14.         CONCENTRATIONS AND RISKS

Substantially all of Company's assets are located in the PRC and Hong Kong.

During the three months ended June 30, 2011 and 2010, 50% and 30% of revenues were derived from overseas sales, respectively.   During the six months ended June 30, 2011 and 2010, 47% and 25% of revenues were derived from overseas sales, respectively.

15.         SEGMENT INFORMATION

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

The Company's chief operating decision maker is the Chief Executive Officer.  The following were details of the Company's reportable segments:

	For three months ended June 30,
	2011	2010
Revenues from external customers:
ECSS	$31,688,000	$30,566,000
ICM	9,235,000	13,314,000
	$40,923,000	$43,880,000
Depreciation:
ECSS	$343,000	$265,000
ICM	199,000	84,000
	$542,000	$349,000
Stock compensation expense:
ECSS	$-	$80,000
ICM	-	15,000
	$-	$95,000
Stock option compensation amortization:
ECSS	$30,000	$104,000
ICM	49,000	21,000
	$79,000	$125,000
Provision for bad debts:
ECSS	$16,000	$132,000
ICM	27,000	26,000
	$43,000	$158,000
Interest income:
ECSS	$335,000	$80,000
ICM	107,000	18,000
	$442,000	$98,000
Interest expense:
ECSS	$467,000	$172,000
ICM	148,000	40,000
	$615,000	$212,000
Income taxes expenses:
ECSS	$789,000	$941,000
ICM	218,000	411,000
	$1,007,000	$1,352,000
Income from operations:
ECSS	$714,000	$2,772,000
ICM	701,000	1,579,000
	$1,415,000	$4,351,000

Total amount of income from operations is consistent with the consolidated statements of operations.

Addition to property and equipment:
ECSS	$1,000	$-
ICM	392,000	10,000
	$393,000	$10,000
Total segment assets:
ECSS	$75,329,000	$62,050,000
ICM	120,857,000	16,167,000
	$196,186,000	$78,217,000

	For six months ended June 30,
	2011	2010
Revenues from external customers:
ECSS	$53,215,000	$62,785,000
ICM	25,677,000	19,699,000
	$78,891,000	$82,484,000
Depreciation:
ECSS	$717,000	$478,000
ICM	292,000	93,000
	$1,009,000	$571,000
Stock compensation expense:
ECSS	$-	$126,000
ICM	-	25,000
	$-	$151,000
Stock option compensation amortization:
ECSS	$90,000	$182,000
ICM	98,000	36,000
	$188,000	$218,000
Provision for bad debts:
ECSS	$45,000	$159,000
ICM	51,000	32,000
	$96,000	$191,000
Interest income:
ECSS	$529,000	$85,000
ICM	255,000	20,000
	$784,000	$105,000
Interest expense:
ECSS	$745,000	$198,000
ICM	360,000	45,000
	$1,105,000	$243,000
Income taxes expenses:
ECSS	$1,656,000	$1,755,000
ICM	853,000	635,000
	$2,509,000	$2,390,000
Income from operations:
ECSS	$2,474,000	$6,206,000
ICM	3,396,000	2,696,000
	$5,870,000	$8,902,000

Total amount of income from operations is consistent with the consolidated statements of operations.

Addition to property and equipment:
ECSS	$2,310,000	$2,185,000
ICM	848,000	10,000
	$3,158,000	$2,195,000
Total segment assets:
ECSS	$75,329,000	$62,050,000
ICM	120,857,000	16,167,000
	$196,186,000	$78,217,000

16.           RESTRICTED CASH AND BANK BORROWINGS

Restricted cash and bank borrowings at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)

Restricted cash - loan	$7,026,000	$3,016,000
Restricted cash - NDF	84,664,000	29,043,000
Total Restricted cash	$91,690,000	$32,059,000

Bank borrowings - loan	$10,074,000	$8,256,000
Bank borrowings - NDF	84,664,000	29,043,000
Total Bank borrowings	$94,738,000	$37,299,000

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on May 24, 2011.  This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report on Form 10-Q.   All amounts are expressed in United States dollars.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 COMPARED TO JUNE 30, 2010

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

Overall Results

The Company reported net income for the three months ended June 30, 2011 of $1.0 million compared to $3.4 million in the year-earlier period, a decrease of 70%.  For the six months ended June 30, 2011, the company reported net income of $4.6 million compared to $6.9 million in the year-earlier period, a decrease of 33%.

Net Sales

Net sales for three months ended June 30, 2011 were $40.9 million, down 6.8% from $43.9 million in the year-earlier period.  Net sales for six months ended June 30, 2011 were $78.9 million, down 4.4% from $82.5 million in the year-earlier period.  The Company reports net sales on the basis of two business segments: electronic component sales and services (ECSS) and electronic products manufacturing and sales (ICM).

In the three months ended June 30, 2011, net sales of ECSS business segment increased 3.7% to $31.7 million from $30.6 million but net sales of ICM business segment decreased 31% to $9.2 million from $13.3 million in the year-earlier period.  The primary reason for the decrease in ICM net sales was that a major customer had to drastically cut back on orders with SinoHub in the second quarter.

In the six months ended June 30, 2011, net sales of ECSS business segment decreased 15% to $53.2 million from $62.8 million but net sales of ICM business segment increased 30% to $25.7 million from $19.7 million in the year-earlier period.

The Company will soon start the process of shifting the electronic component procurement (ECP) portion of our ECSS segment, which constitutes most of this segment, to a brokerage model from our current model where we take ownership of components.  This will result in much lower revenue (the Company will only be able to record commissions as revenue instead of the full value of the components), but much higher gross margins.

Gross Profit

The Company recorded gross profit of $4.4 million and $12.1 million in the three and six months ended June 30, 2011, compared with $7.6 million and $14.7 million respectively in the year-earlier periods.  The gross profit margin for the three and six months ended June 30, 2011 decreased to 10.8% and 15.4% from 17.3% and 17.8% respectively in the year-earlier period.  Gross margins in ICM were substantially lower in Q2 2011 than they were in Q1 2011 because the Company had to lower its price points in order to win new customers to replace revenue which did not materialize in Q2 from its former largest ICM customer.

Operating Expenses

For three months ended June 30, 2011, total operating expenses were $3.0 million or 7.4% of revenues compared to $3.2 million or 7.4% of revenues in the year-earlier period.  For six months ended June 30, 2011, total operating expenses were $6.3 million or 7.9% of revenues compared to $5.8 million or 7.0% of revenues in the year-earlier period.

Selling, general and administrative expenses decreased to $2.1 million in the three months ended June 30, 2011 from $2.2 million in the year-earlier period, representing approximately 5.2% and 5.1% of revenues respectively.  Selling, general and administrative expenses increased to $4.5 million in the six months ended June 30, 2011 from $4.1 million in the year-earlier period, representing approximately 5.7% and 5.0% of revenues respectively.

Income from Operations

The Company recorded income from operations of $1.4 million and $5.9 million in the three and six months ended June 30, 2011 as compared with income from operations of $4.4 million and $8.9 million in the year-earlier periods, respectively.

Income Taxes

The Company recorded income tax expense of $1.0 million and $2.5 million in the three and six months ended June 30, 2011 as compared with $1.4 million and $2.4 million in the year-earlier period, respectively.  Income tax estimates in interim periods have varied as the Company has adjusted provisions and accruals in light of actual tax filings.

Foreign Currency Translation Gain and Comprehensive Net Income

The Company recorded foreign currency translation gains of $1.0 million and $1.6 million in the three and six months ended June 30, 2011 as compared with $81,000 and $109,000 in the year-earlier period, respectively. The increase in foreign currency translation gains was due to the increase in the value of the RMB against the USD and HKD in the second quarter.  Comprehensive net income (net income plus foreign currency translation gains) was $2.1 million and $6.2 million in the three and six months ended June 30, 2011, compared with $3.5 million and $7.0 million in the year-earlier period.

CONSOLIDATED FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

At June 30, 2011, the Company’s working capital was $71.7 million, an increase from $57.5 million at December 31, 2010.  The Company does not expect it will require further equity financing for working capital purposes for the foreseeable future.  As of June 30, 2011, the Company had approximately $3 million available to borrow under its credit facilities.

At June 30, 2011 and December 31, 2010, the Company had cash and cash equivalents of $7.2 million and $4.5 million, respectively.  During the six months ended June 30, 2011, the net amount of cash used in the Company’s operating activities was $12.4 million, the net amount of cash used in investing activities was $62.8 million, and the net amount of cash provided by financing activities was $76.0 million.

The company used a substantial amount of Non-Deliverable Forward (NDF) contracts to reduce its costs and at June 30, 2011 had $84.7 million in NDF deposits balanced by $84.7 million in borrowings related to these NDF contracts. This amount represents an increase of $13.4 million over the $71.3 million in NDF contracts outstanding at March 31, 2011. Chinese banks continued in the quarter ended June 30, 2011 to make it an attractive proposition for the company to use NDF’s to lower its costs of purchasing US dollars to pay suppliers in Hong Kong because of their belief that the Renminbi will continue to appreciate against the US dollar.  At the end of all NDF contracts the net of these deposits and borrowings will exactly offset each other.  There is no risk for the Company in these transactions.

Cash Flows from Operating Activities

The net amount of cash used in the Company’s operating activities during the six months ended June 30, 2011 was $12.4 million resulting from increases in inventories and accounts receivable.  For the six months ended June 30, 2010, the net amount of cash used in the Company’s operating activities was $2.0 million resulting from increases in accounts receivable and deposits with suppliers.

Cash Flows from Investing Activities

The net amount of cash used in investing activities during the six months ended June 30, 2011 was $62.8 million, compared with $7.6 million in the year-earlier period.  Both were the results of restricted cash buildup and purchase of equipment.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during the six months ended June 30, 2011 was $76.0 million which was mainly the result of the bank borrowings and the sale of equity.  For the six months ended June 30, 2010, the net amount of cash generated by financing activities was $10.7 million, which was the result of the bank borrowings and a private placement stock offering.

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

On May 11, 2011, we became aware that we had failed to recognize warrant derivative liability with respect to our outstanding warrants issued in private placements in September 2008 and March 2010 and the subsequent re-measurement of fair value of the warrants derivative, as required by Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), formerly Emerging Issues Task Force Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”).  The error had a significant effect on our previously issued consolidated financial statements for the year ended December 31, 2010 and for each of the quarters for the year ended December 31, 2010 requiring us to restate the financial statements for such periods.  Because ASC 815-40 only applies to fiscal years beginning after December 15, 2008 and the provision of the warrants issued in the 2008 private placement requiring the recognition of warrant derivative liability terminated on September 10, 2009 we have determined that we are not required to restate our financial statements for the year ended December 31, 2009 or any of the quarters for the year ended December 31, 2009.  While the Company has begun to develop and implement a remediation plan to address the deficiencies in the Company’s accounting for equity-linked financial instruments, specifically for stock purchase warrants, that caused the misstatements, such remediation efforts are not yet complete.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, and taking the matters described above into account, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 1A of our amended Annual Report on Form 10-K/A for the year ended December 31, 2010.

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

SINOHUB, INC.

Date: August 15, 2011	By:	/s/ Henry T. Cochran
Henry T. Cochran
Chief Executive Officer

Date: August 15, 2011	By:	/s/ Li De Hai
Li De Hai
Chief Financial Officer (Principal Financial and Accounting Officer)