Form 10-Q/A
period 2011-06-30
SINOHUB, INC.
filed 2011-09-01
CIK 1406574

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐            No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at July 31, 2011
Common Stock, $0.001 par value per share	33,454,903 shares

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the ”Amended Filing”) to SinoHub, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 15, 2011 (the ”Original Filing”) is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 consists of the following financial statements from the Quarterly Report on Form 10-Q of SinoHub, Inc. for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

Except for the items noted above, no other information included in the Original Filing is being amended by this Amended Filing.  Those sections of the Original Filing that are unaffected by the Amended Filing are not included herein. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequently to the date of the Original Filing.  Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

Item 6.  Exhibits

Exhibit No.	Title of Document

101
The following financial statements from the Quarterly Report on Form 10-Q of SinoHub, Inc. for the quarter ended June 30, 2011 formatted in XBRL: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.*

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SINOHUB, INC.

Date: August 31, 2011	By:	/s/ Henry T. Cochran
Henry T. Cochran
Chief Executive Officer

Date: August 31, 2011	By:	/s/ Li De Hai
Li De Hai
Chief Financial Officer (Principal Financial and Accounting Officer)