Form 10-Q
period 2011-09-30
SINOHUB, INC.
filed 2011-11-14
CIK 1406574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐            No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at October 31, 2011
Common Stock, $0.001 par value per share	33,454,903 shares

SINOHUB, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “SinoHub” or "Company" refer to the consolidated operations of SinoHub, Inc., a Delaware corporation, and its wholly owned subsidiaries.

 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(As Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,956,000	$4,524,000
Restricted cash	94,749,000	32,059,000
Accounts receivable, net	60,207,000	45,686,000
Note receivable	1,523,000	-
Inventories, net	37,129,000	14,631,000
Prepaid expenses and other current assets	1,017,000	704,000
Deposit with suppliers	959,000	1,308,000
Total current assets	202,540,000	98,913,000

PROPERTY AND EQUIPMENT, NET	12,061,000	11,190,000

TOTAL ASSETS	$214,601,000	$110,103,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$8,553,000	$865,000
Customer deposits	1,172,000	107,000
Accrued expenses and other current liabilities	954,000	709,000
Bank borrowings	103,054,000	37,299,000
Collateralized bank advances	10,110,000	-
Capital lease obligations – current portion	793,000	756,000
Income and other taxes payable	2,437,000	1,712,000
Total current liabilities	127,073,000	41,449,000

LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	679,000	845,000
Warrant Derivatives	358,000	1,692,000
Total long-term liabilities	1,037,000	2,537,000

TOTAL LIABILITIES	128,110,000	43,987,000

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
no shares issued	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
33,454,903 shares and 28,570,859 shares issued and outstanding
as of September 30, 2011 and December 31, 2010, respectively	33,000	29,000
Additional paid-in capital	30,791,000	20,122,000
Retained earnings
Unappropriated	49,464,000	42,303,000
Appropriated	934,000	934,000
Accumulated other comprehensive income	5,269,000	2,730,000
Total stockholders’ equity	86,491,000	66,116,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$214,601,000	$110,103,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
		(As Restated)		(As Restated)
NET SALES
ECSS	$35,112,000	$36,727,000	$88,326,000	$99,512,000
ICM	16,854,000	19,024,000	42,531,000	38,723,000
Total net sales	51,966,000	55,751,000	130,857,000	138,235,000
COST OF SALES
ECSS	31,528,000	29,816,000	76,637,000	81,540,000
ICM	14,120,000	15,755,000	35,779,000	31,843,000
Total cost of sales	45,648,000	45,571,000	112,416,000	113,383,000

GROSS PROFIT	6,318,000	10,180,000	18,441,000	24,852,000

OPERATING EXPENSES
Selling, general and administrative	2,028,000	2,123,000	6,494,000	6,261,000
Professional services	101,000	193,000	595,000	694,000
Depreciation	502,000	479,000	1,510,000	1,051,000
Stock compensation expense	-	57,000	-	207,000
Stock option compensation amortization	76,000	110,000	265,000	328,000
Provision for bad debts (write back of allowance for doubtful accounts)	33,000	(236,000)	128,000	(45,000)
Total operating expenses	2,740,000	2,726,000	8,992,000	8,496,000

INCOME FROM OPERATIONS	3,578,000	7,454,000	9,449,000	16,356,000

OTHER INCOME (EXPENSE)
Interest expense	(708,000)	(109,000)	(1,813,000)	(352,000)
Interest income	595,000	41,000	1,379,000	145,000
Changes in fair values of warrant derivatives	536,000	539,000	1,334,000	1,011,000
Other, net	(344,000)	9,000	396,000	16,000
Total other income, net	79,000	480,000	1,296,000	820,000

INCOME BEFORE INCOME TAXES	3,657,000	7,934,000	10,745,000	17,176,000
Income tax expense	(1,075,000)	(1,898,000)	(3,583,000)	(4,287,000)

NET INCOME	2,582,000	6,036,000	7,162,000	12,889,000

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	891,000	909,000	2,539,000	1,017,000

COMPREHENSIVE INCOME	$3,473,000	$6,945,000	$9,701,000	$13,906,000

SHARE AND PER SHARE DATA
Net income per share-basic	$0.08	$0.21	$0.22	$0.46
Weighted average number of shares-basic	33,455,000	28,558,000	32,363,000	28,126,000
Net income per share-diluted	$0.08	$0.21	$0.22	$0.45
Weighted average number of shares-diluted	33,478,000	28,721,000	32,416,000	28,362,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2011	2010
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,162,000	$12,889,000
Adjustments to reconcile net income to cash used in operations:
Depreciation - operating expenses	1,510,000	1,051,000
Depreciation - cost of sales	1,252,000	-
Stock compensation expense	-	207,000
Stock option compensation amortization	265,000	328,000
Provision for bad debts (write back of allowance for doubtful accounts)	128,000	(45,000)
Loss on disposal of property and equipment	18,000	-
Changes in fair values of warrant derivatives	(1,334,000)	(1,011,000)
Changes in operating assets and liabilities:
Accounts receivable	(13,021,000)	(16,578,000)
Note receivable	(1,499,000)	-
Inventories	(21,692,000)	3,187,000
Prepaid expenses and other current assets	(291,000)	56,000
Deposit with suppliers	367,000	(4,628,000)
Accounts payable	7,542,000	(608,000)
Customer deposits	1,065,000	(1,313,000)
Accrued expenses and other current liabilities	226,000	87,000
Income and other taxes payable	657,000	1,696,000
Net cash used in operating activities	(17,645,000)	(4,682,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase of restricted cash	(60,650,000)	(3,129,000)
Purchase of property and equipment	(3,335,000)	(3,385,000)
Proceed from disposal of property and equipment	9,000	-
Net cash used in investing activities	(63,976,000)	(6,514,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of cost	10,395,000	4,470,000
Proceeds from exercise of options, net of costs	15,000	22,000
Bank borrowings - proceeds	141,967,000	24,609,000
Bank borrowings - repayments	(78,470,000)	(20,382,000)
Collateralized bank advances – proceeds	20,102,000	-
Collateralized bank advances – repayments	(10,154,000)	-
Repayments of capital lease obligations	(129,000)	(647,000)
Net cash provided by financing activities	83,726,000	8,072,000

EFFECT OF EXCHANGE RATE CHANGES	327,000	190,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,432,000	(2,934,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,524,000	8,347,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,956,000	$5,413,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,813,000	$352,000
Cash paid for income tax	$2,540,000	$2,444,000
Equipment acquired under capital leases	$-	$2,436,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
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

Inventories

Inventories are stated at lower of cost or market, cost being determined on a first in first out method.  No allowance is made for excess or obsolete inventories as inventories are held for a short period of time and are substantially related to specific customer order commitments.  Inventory consists of electronic components and parts used in the assembly of electronic devices purchased from suppliers, and electronics products the Company manufactured.

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

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of September 30, 2011:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2010 Warrants	$—	$—	$358,000	$358,000

The following table sets forth a summary of changes in fair value of our derivative liability for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30, 2011	Nine months ended September 30, 2011

Beginning Balance	$894,000	$1,692,000
Net gain included in earnings	(536,000)	(1,334,000)
Balance at September 30, 2011	$358,000	$358,000

	Three months ended September 30, 2010	Nine months ended September 30, 2010
	(As Restated)	(As Restated)

Beginning Balance	$1,832,000	$-
Fair value of 2010 warrants at issue date	-	2,304,000
Net gain included in earnings	(539,000)	(1,011,000)
Balance at September 30, 2010	$1,293,000	$1,293,000

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

At September 30, 2011, the fair value of the Company’s derivative warrants liability for the 2010 Warrants was $358,000. The Company used the Black-Scholes valuation model to estimate the fair value of the 2010 Warrants.  Significant assumptions used at September 30, 2011 and 2010 were as follows:

	2011	2010

Closing price of stock on reporting date	$0.55	$1.98
Risk-free interest rate (1)	0.98%	1.17%
Dividend yield (2)	0.00%	0.00%
Volatility factor	172.16%	131.65%
Expected life (3)	3.43 years	4.4 years

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the option on date of grant.

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

Rounding

The accompanying consolidated financial statements herein contain rounding to the nearest thousands.

Recent Accounting Pronouncements

In September 2011, FASB issued ASU 2011-09 Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80) – Disclosures about an Employer’s Participation in a Multiemployer Plan. The amendments in this update require additional disclosures about an employer’s participation in a multiemployer plan. The amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. Management is currently evaluating the potential impact of ASU 2011-09 on the Company’s consolidated financial statements.

In September 2011, FASB issued ASU 2011-08 Intangibles-Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. Management is currently evaluating the potential impact of ASU 2011-08 on the Company’s consolidated financial statements.

In July 2011, FASB issued ASU 2011-06 Other Expenses (Topic 720) – Fees Paid to the Federal Government by Health Insurers. The objective of this Update is to address questions about how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the Acts). The Acts impose an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. For reporting entities that are subject to the fee imposed on health insurers mandated by the Acts, the amendments in this Update specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The amendments in this Update are effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. Management is currently evaluating the potential impact of ASU 2011-06 on the Company’s consolidated financial statements.

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

2.              RESTATEMENT OF PREVIOUSLY REPORTED CONDEDSED CONSOLIDATED FINANCIAL STATEMENTS

On May 16, 2011, the Company filed with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K, to report management’s determination that the Company’s financial statements for the fiscal quarter ended September 30, 2010, included in its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed with the SEC on November 12, 2010 (the “September 2010 Form 10-Q”),  should no longer be relied upon due to an error in such financial statements with respect to the accounting for 816,670 common stock purchase warrants in connection with its March 2, 2010 private placement (the “2010 Warrants”).  The Company determined that the historical financial statements for the fiscal quarter ended September 30, 2010, included in its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed with the SEC on November 12, 2010 require restatement to properly record the 2010 Warrants as a derivative liability.

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

On June 3, 2011, the Company filed an amended Quarterly Report on Form 10-Q/A reflecting the restatement of the financial statements for the fiscal quarter ended September 30, 2010.

The following tables show the effects of the restatement on the Company's condensed consolidated balance sheet as of September 30, 2010 as well as consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2010 and consolidated statements of cash flows for the nine months ended September 30, 2010:

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

SinoHub, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30, 2010
	As Previously Recorded	As Restated

NET INCOME	$11,878,000	$12,889,000

Changes in fair values of warrant derivatives	-	(1,011,000)

	$11,878,000	$11,878,000

Net cash used in operating activities	$(4,682,000)	$(4,682,000)

3.              ACCOUNTS RECEIVABLE, NET

Accounts receivable at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)

Accounts receivable	$61,011,000	$46,362,000
Less: allowance for doubtful accounts	804,000	676,000
Accounts receivable, net	$60,207,000	$45,686,000

For the three months ended September 30, 2011 and 2010, the Company recorded provision for bad debts of $33,000 and write back of allowance for doubtful accounts of $236,000 respectively.  For the nine months ended September 30, 2011 and 2010, the Company recorded provision for bad debts of $128,000 and write back of allowance for doubtful accounts of $45,000 respectively.

4.           NOTE RECEIVABLE

A note receivable was issued by a bank in the PRC on August 9, 2011 to settle a trade receivable and matures four months from the date of issue. The fair value of the note receivable approximated its carrying value.

5.           INVENTORIES, NET

Inventories at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)

Raw materials and goods for resale	$26,455,000	$14,335,000
Work-in-progress	314,000	-
Finished goods	10,360,000	296,000
	$37,129,000	$14,631,000
Less: allowance for obsolete inventories	-	-
Inventories, net	$37,129,000	$14,631,000

6.             BANK BORROWINGS AND FINANCING ARRANGEMENTS

The Company has secured the following financing facilities with certain PRC banks to support its business operations:

•
Letter of credit facility with China Construction Bank in the amount of $13,278,000 to support our component sales and services business.  Restricted cash balances are required as security for draws against the facility.  The facility renews each year and is available through January 2012.

•
Letter of credit facility with Industrial Bank in the amount of $50,000,000 to support our business.  Restricted cash balances are required as security for draws against the facility.  The facility is available through March, 2012.

•
Letter of credit facility with Bank of Ningbo in the amount of $7,000,000 to support our electronics product manufacturing and sales business.  Restricted cash balances are required as security for draws against the facility.  The facility renews each year and is available through July 2012.

•
Letter of credit facility with Bank of Shanghai in the amount of $4,704,000 to support our electronics product manufacturing and sales business.  Restricted cash balances are required as security for draws against the facility.   In addition, the bank requires third party guarantees from a subsidiary, SinoHub Electronics Shenzhen, Ltd. and the unlimited personal guaranty of an executive officer and his spouse.  The facility renews each year and is available through October 2012.

•
Letter of credit facility with Bank of Jiangsu in the amount of $15,329,000 to support our electronics product manufacturing and sales business.  Restricted cash balances are required as security for draws against the facility.  In addition, the bank requires third party guarantees from two subsidiaries, SinoHub Electronics Shenzhen, Ltd. and Topology Communication Technology (Shenzhen) Ltd. and an executive officer.  The facility renews each year and is available through July 2012.

Borrowings including NDF (please see Note 17) against these facilities at September 30, 2011 and December 31, 2010 were as follows:

			Interest rate	September 30,	December 31,
	From date	Maturity date	(per year)	$2011	$2010
Notes payable to a bank	June-10	May-11	5.65%	-	1,512,000
Notes payable to a bank	July-10	June-11	5.38%	-	634,000
Notes payable to a bank	July-10	June-11	5.38%	-	536,000
Notes payable to a bank	July-10	June-11	5.38%	-	1,140,000
Notes payable to a bank	July-10	June-11	5.38%	-	505,000
Notes payable to a bank	July-10	June-11	5.38%	-	484,000
Notes payable to a bank	July-10	June-11	5.38%	-	1,800,000
Notes payable to a bank	July-10	June-11	5.38%	-	847,000
Notes payable to a bank	July-10	June-11	5.38%	-	1,805,000
Notes payable to a bank	July-10	June-11	5.38%	-	352,000
Notes payable to a bank	July-10	June-11	5.38%	-	342,000
Notes payable to a bank	July-10	June-11	5.38%	-	5,022,000
Notes payable to a bank	July-10	June-11	5.38%	-	362,000

Notes payable to a bank	July-10	June-11	5.38%	-	993,000
Notes payable to a bank	July-10	June-11	5.38%	-	480,000
Notes payable to a bank	July-10	June-11	5.38%	-	736,000
Notes payable to a bank	July-10	June-11	5.38%	-	1,001,000
Notes payable to a bank	July-10	June-11	5.38%	-	1,443,000
Notes payable to a bank	July-10	June-11	5.38%	-	702,000
Notes payable to a bank	November-10	October-11	5.84%	-	756,000
Notes payable to a bank	December-10	November-11	6.12%	-	756,000
Notes payable to a bank	December-10	November-11	5.38%	-	5,815,000
Notes payable to a bank	December-10	December-11	5.38%	-	4,044,000
Notes payable to a bank	December-10	December-11	5.50%	-	5,232,000

Notes payable to a bank	April-11	October-11	4.06%	6,579,000	-
Notes payable to a bank	July-11	October-11	3.00%	2,955,000	-
Notes payable to a bank	July-11	October-11	2.48%	2,050,000	-
Notes payable to a bank	October-10	October-11	5.84%	781,000	-
Notes payable to a bank	April-11	October-11	3.73%	373,000	-
Notes payable to a bank	July-11	October-11	2.30%	3,316,000	-
Notes payable to a bank	April-11	October-11	4.43%	364,000	-
Notes payable to a bank	April-11	October-11	4.43%	330,000	-
Notes payable to a bank	November-10	November-11	6.12%	781,000	-
Notes payable to a bank	May-11	November-11	4.43%	394,000	-
Notes payable to a bank	May-11	November-11	6.44%	1,562,000	-
Notes payable to a bank	May-11	November-11	4.34%	586,000	-
Notes payable to a bank	August-11	November-11	2.50%	2,027,000	-
Notes payable to a bank	August-11	November-11	2.80%	504,000	-
Notes payable to a bank	November-10	November-11	3.00%	6,006,000	-
Notes payable to a bank	August-11	December-11	3.00%	797,000	-
Notes payable to a bank	September-11	December-11	3.00%	1,475,000	-
Notes payable to a bank	August-11	December-11	7.63%	1,336,000	-
Notes payable to a bank	December-10	December-11	3.00%	4,177,000	-
Notes payable to a bank	September-11	December-11	3.00%	2,988,000	-
Notes payable to a bank	September-11	December-11	2.90%	967,000	-
Notes payable to a bank	September-11	December-11	3.03%	3,737,000	-
Notes payable to a bank	September-11	December-11	3.60%	3,395,000	-
Notes payable to a bank	September-11	December-11	3.00%	3,388,000	-
Notes payable to a bank	September-11	December-11	3.00%	2,374,000	-
Notes payable to a bank	January-11	January-12	3.00%	3,556,000	-
Notes payable to a bank	July-11	January-12	2.80%	1,029,000	-
Notes payable to a bank	July-11	January-12	2.80%	1,984,000	-
Notes payable to a bank	September-11	March-12	7.02%	2,343,000	-
Notes payable to a bank	April-11	April-12	3.00%	2,672,000	-
Notes payable to a bank	April-11	April-12	3.00%	5,072,000	-
Notes payable to a bank	May-11	May-12	3.00%	1,583,000	-
Notes payable to a bank	May-11	May-12	3.00%	10,185,000	-
Notes payable to a bank	May-11	May-12	3.00%	1,573,000	-
Notes payable to a bank	June-11	June-12	3.00%	3,198,000	-
Notes payable to a bank	June-11	June-12	3.00%	1,608,000	-
Notes payable to a bank	June-11	June-12	3.00%	3,534,000	-
Notes payable to a bank	June-11	June-12	3.00%	2,332,000	-
Notes payable to a bank	June-11	June-12	3.00%	1,152,000	-
Notes payable to a bank	January-11	June-12	3.00%	2,514,000	-
Notes payable to a bank	August-11	August-12	3.00%	1,368,000	-
Notes payable to a bank	August-11	August-12	3.00%	1,227,000	-
Notes payable to a bank	September-11	September-12	4.31%	2,017,000	-
Notes payable to a bank	April-11	October-11	3.55%	504,000	-
Notes payable to a bank	April-11	October-11	4.05%	361,000	-

				$103,054,000	$37,299,000
	Less : current portion			103,054,000	37,299,000
	Long -term portion			$-	$-

Interest expense for the three months ended September 30, 2011 and 2010 was $686,000 and $109,000, respectively.  Interest expense for the nine months ended September 30, 2011 and 2010 was $1,741,000 and $352,000, respectively.

A note payable of $1,336,000 was secured by a note receivable of $1,523,000 (Note 4).

7.           COLLATERALIZED BANK ADVANCES

Collateralized bank advances at September 30, 2011 consisted of purchases financed by two banks for which bank charges of 0.05% on the invoice amount is incurred and guaranteed by the Company’s restricted cash, a subsidiary of the Company and a director of the Company.  Collateralized bank advances are due at various dates from October 12, 2011 through December 1, 2011 and bank advance charges due will be settled on the date of acceptance.

8.           CAPITAL LEASE OBLIGATIONS

Certain items of our equipment have been acquired under a capital lease.  The capital lease obligations are as follows:

	September 30, 2011	December 31, 2010
	(Unaudited)

Gross capital lease obligations	$1,472,000	$1,601,000
Less: current portion	793,000	756,000
Long-term capital lease obligations	$679,000	$845,000

The lease is guaranteed by equipment with a total cost of $2,703,000.  Depreciation expenses associated with capital leases were $128,000 and $81,145 for the three months ended September 30, 2011 and 2010 respectively.  Interest expenses associated with capital leases were $22,000 and $23,000 for the three months ended September 30, 2011 and 2010 respectively.

Depreciation expenses associated with capital leases were $379,000 and $81,145 for the nine months ended September 30, 2011 and 2010 respectively.  Interest expenses associated with capital leases were $72,000 and $23,000 for the nine months ended September 30, 2011 and 2010 respectively.

9.           COMMITMENTS AND CONTINGENCIES

Commitments

(1)	Rental Lease Commitment

The Company leases factory, warehouse, office spaces and equipment from third parties under operating leases which expire at various dates from October 2011 through March 2015.  Rent expense for the three months ended September 30, 2011 and 2010 was $187,000 and $232,000, respectively.  Rent expense for the nine months ended September 30, 2011 and 2010 was $626,000 and $632,000, respectively.  At September 30, 2011, the Company has outstanding commitments with respect to operating leases, which are due as follows:

Fiscal year ending December 31,
2011	$351,000
2012	1,214,000
2013	331,000
2014	50,000
2015	12,000
$1,958,000

(2)	Capital Leases Commitment

The Company leases equipment under a non-cancelable capital lease agreement.  Future minimum lease payments under the capital leases are as follows:

Fiscal year ending December 31,

2011	$154,000
2012	925,000
2013	463,000
1,542,000
Less: Interest	70,000
1,472,000
Less: Current portion	793,000
Capital lease obligation – Non-current	$679,000

(3)	Capital Commitment

As of September 30, 2011, the Company has a capital commitment in respect of capital injection to a PRC subsidiary of $2,051,000 by April 2012.

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450.  As of September 30, 2011, there was no known loss contingency.

10.           EARNINGS PER SHARE

The elements for calculation of earnings per share for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three months ended September 30,
	2011	2010
		(As Restated)

Net income for basic and diluted earnings per share	$2,582,000	$6,036,000

Weighted average shares used in basic computation	33,455,000	28,558,000
Effect of dilutive stock options and warrants	23,000	163,000
Weighted average shares used in diluted computation	33,478,000	28,721,000

Earnings per share:
Basic	$0.08	$0.21
Diluted	$0.08	$0.21

	Nine months ended September 30,
	2011	2010
		(As Restated)

Net income for basic and diluted earnings per share	$7,162,000	$12,889,000

Weighted average shares used in basic computation	32,363,000	28,126,000
Effect of dilutive stock options and warrants	53,000	236,000
Weighted average shares used in diluted computation	32,416,000	28,362,000

Earnings per share:
Basic	$0.22	$0.46
Diluted	$0.22	$0.45

For the three and nine months ended September 30, 2011, options to purchase 647,104 shares and 400,537 shares of common stock, respectively and warrants to purchase 3,577,502 shares of common stock, with exercise prices greater than the average fair market value of the Company’s stock were not included in the calculation because the effect is anti-dilutive.

For the three and nine months ended September 30, 2010, options to purchase 911,522 shares and 337,100 shares of common stock, respectively and warrants to purchase 2,103,410 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock were not included in the calculation because the effect is anti-dilutive.

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

During the first and second quarters of 2011, certain employees and a former director exercised their stock options to purchase an aggregate of 17,464 shares and 75,483 shares of common stock for $1,337 and $13,418 respectively.

Warrants

Following is a summary of the status of warrants outstanding and exercisable at September 30, 2011 and December 31, 2010:

September 30, 2011				December 31, 2010
			Average				Average
			Remaining				Remaining
	Number	Number	Contractual		Number	Number	Contractual
Exercise Price	Outstanding	Exercisable	Life	Exercise Price	Outstanding	Exercisable	Life
$3.00	2,649,069	1,211,740	1.95years	$3.00	1,211,740	1,211,740	2.69 years
$3.11	853,433	853,433	3.93years	$3.25	891,670	816,670	4.66 years
$3.25	75,000	75,000	1.34years
Total	3,577,502	2,140,173		Total	2,103,410	2,028,410

12.        STOCK OPTIONS

The Company has granted qualified stock options under the Company’s 2000 Incentive Stock Option Plan (the “2000 ISOP”) and 2008 Incentive Stock Option Plan (the “2008 ISOP”).  At September 30, 2011, stock options to purchase 677,527 shares of common stock at an exercise price ranging from $0.20 to $4.36 per share were outstanding. During the three months ended September 30, 2011, no stock options were exercised and options to purchase 50,900 shares were forfeited. Prior to becoming publically traded, the exercise prices were determined by the Board at the time of grant.  In each such case the exercise price was not less than the fair market value of the common stock as determined by the Board in good faith taking into account such factors as recent issuances of preferred stock with an appropriate discount factored in relative to the preferred shares.  The exercise prices for options issued under the 2000 ISOP following the sale of preferred stock by the Company during November and December of 2007 represent a discount to the issuance price of $0.78 for such preferred stock taking into account the added value of the conditions in the preferred stock (for example, it was redeemable with 10% appreciation).  The exercise prices for options issued under the 2008 ISOP represent the closing price of the Company’s common stock on the business day preceding the grant date.  The stock options granted become exercisable (“vested”) as to 25% of the original number of shares on the first anniversary of the grant date and as to an additional 6.25% of the original number of shares at the end of each successive three-month period following the first anniversary of the grant date until the fourth anniversary of the grant date.  Unless earlier terminated, these stock options granted shall expire ten years after the grant date.  Following the reverse merger, all shares of preferred stock which were convertible on the basis of one share of preferred stock for one share of common stock issued were exchanged for common stock of Liberty Alliance, Inc. retroactively adjusted for all periods presented.

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

The following is a summary of the stock options activity:

	Number of	Weighted-
	Options	Average
	Outstanding	Exercise
		Price

Balance at December 31, 2009	1,263,978	$2.01
Granted	563,496	2.73
Forfeited	(571,687)	-
Exercised	(194,589)	0.47
Balance at December 31, 2010	1,061,198	2.50
Granted	98,361	2.71
Forfeited	(75,796)	-
Exercised	(17,464)	1.13
Balance at March 31, 2011	1,066,299	2.56
Granted	-	-
Forfeited	(262,389)	-
Exercised	(75,483)	0.21
Balance at June 30, 2011	728,427	2.74
Granted	-	-
Forfeited	(50,900)	-
Exercised	-	-
Balance at September 30, 2011	677,527	$2.81
Options exercisable on September 30, 2011	196,185	$2.93

Of the total options granted, 196,185 are fully vested exercisable and non-forfeitable at September 30, 2011.

The following is a summary of the status of options outstanding at September 30, 2011 and December 31, 2010:

Outstanding Options at September 30, 2011				Exercisable Options

Range of	Number	Weighted	Weighted	Number	Weighted
Exercise Price		Average	Average		Average
		Remaining	Exercise		Exercise
		Contractual	Price		Price
		Life
$0.20 - $1.02	30,423	6.18years	$0.20	20,266	$0.20
$2.21 - $2.48	207,553	4.01years	$2.32	47,795	$2.46
$2.62 - $3.00	267,651	5.01years	$2.74	46,072	$2.77
$3.92 - $4.36	171,900	8.01years	$3.97	82,052	$3.97
Total	677,527			196,185	$2.93

Outstanding Options at December 31, 2010				Exercisable Options

Range of	Number	Weighted	Weighted	Number	Weighted
Exercise Price		Average	Average		Average
		Remaining	Exercise		Exercise
		Contractual	Price		Price
		Life
$0.10 - $1.02	167,114	7.1 years	$0.44	92,708	$0.39
$2.21 - $3.00	700,684	5.9 years	$2.58	145,453	$2.40
$3.92 - $4.36	193,400	8.8 years	$3.97	61,467	$3.93
Total	1,061,198			299,628	$2.09

13.        RELATED PARTY TRANSACTIONS

There were no related party transactions during the three and nine months ended September 30, 2011 and 2010 respectively except for the ongoing transaction set forth below.

As of September 30, 2011, an executive officer and his spouse have provided guarantees to a bank for banking facilities in the amount of $4,704,000 extended to the Company.

As of September 30, 2011, an executive officer has provided guarantees to a bank for banking facilities in the amount of $15,329,000 extended to the Company.

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

The Company’s subsidiaries in Hong Kong are subject to Hong Kong profits tax at a statutory rate of 16.5%.  No provision for Hong Kong profits tax was required as these entities incurred losses during the three and nine months ended September 30, 2011 and 2010.  Management believes the realization of tax benefits from the net operating losses is uncertain due to the Company’s current operating history and continuing losses in Hong Kong for tax purposes.  Accordingly, no deferred tax benefit has been recorded.

The Company’s subsidiaries in China were subject to China income tax at a statutory rate of 25% in 2011 and 2010.  However, these subsidiaries are located in special economic regions and/or qualify as “new or high-technology enterprises” that are allowed special tax reductions until 2012. The Company’s subsidiaries in China were subject to special tax rates of 24% and 22% in 2011 and 2010 respectively.

Income tax expense for the three months ended September 30, 2011 and 2010 is summarized as follows:

	2011	2010
		(As Restated)

Current	$1,075,000	$1,898,000
Deferred	-	-
	$1,075,000	$1,898,000

The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the three months ended September 30, 2011 and 2010 is as follows:

	2011		2010
			(As Restated)

Income before income taxes	$3,658,000	100%	$7,934,000	100%

China income taxes at statutory rate	$914,500	25%	$1,983,500	25%
Operating loss carried forward	197,080	5%	152,520	2%
China qualified income tax exemptions	(36,580)	(1%)	(238,020)	(3%	)
Income tax expense	$1,075,000	29%	$1,898,000	24%

Income tax expense for the nine months ended September 30, 2011 and 2010 is summarized as follows:

	2011	2010
		(As Restated)

Current	$3,583,000	$4,287,000
Deferred	-	-
	$3,583,000	$4,287,000

The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the nine months ended September 30, 2011 and 2010 is as follows:

	2011		2010
			(As Restated)

Income before income taxes	$10,745,000	100%	$17,176,000	100%

China income taxes at statutory rate	$2,686,250	25%	$4,294,000	25%
Operating loss carried forward	1,004,200	9%	508,280	3%
China qualified income tax exemptions	(107,450)	(1%)	(515,280)	(3%)
Income tax expense	$3,583,000	33%	$4,287,000	25%

15.         CONCENTRATIONS AND RISKS

Substantially all of Company's assets are located in the PRC and Hong Kong.

During the three months ended September 30, 2011 and 2010, 70% and 30% of revenues were derived from overseas sales, respectively.   During the nine months ended September 30, 2011 and 2010, 53% and 30% of revenues were derived from overseas sales, respectively.

Major customers and sales to those customers as a percentage of total sales were as follows:

	Customer A	Customer B	Customer C

For nine months ended September 30, 2011	29%	22%	12%

As of September 30, 2011, accounts receivable from those customers were 4 million.

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

The Company's chief operating decision maker is the Chief Executive Officer.  The following were details of the Company's reportable segments:

	For three months ended September 30,
	2011	2010
Revenues from external customers:
ECSS	$35,112,000	$36,727,000
ICM	16,855,000	19,024,000
	$51,967,000	$55,751,000
Depreciation:
ECSS	$235,000	$401,000
ICM	267,000	78,000
	$502,000	$479,000
Stock compensation expense:
ECSS	$-	$48,000
ICM	-	9,000
	$-	$57,000
Stock option compensation amortization:
ECSS	$72,000	$92,000
ICM	4,000	18,000
	$76,000	$110,000
Provision for bad debts: (write back of allowance for doubtful accounts)
ECSS	$15,000	$(197,000)
ICM	18,000	(39,000)
	$33,000	$(236,000)
Interest income:
ECSS	$317,000	$33,000
ICM	278,000	8,000
	$595,000	$41,000
Interest expense:
ECSS	$312,000	$89,000
ICM	396,000	20,000
	$708,000	$109,000
Income taxes expenses:
ECSS	$542,000	$1,393,000
ICM	533,000	505,000
	$1,075,000	$1,898,000
Income from operations:
ECSS	$2,811,000	$5,197,000
ICM	767,000	2,257,000
	$3,578,000	$7,454,000

	For nine months ended September 30,
	2011	2010
Revenues from external customers:
ECSS	$88,326,000	$99,512,000
ICM	42,531,000	38,723,000
	$130,857,000	$138,235,000
Depreciation:
ECSS	$951,000	$879,000
ICM	559,000	172,000
	$1,510,000	$1,051,000
Stock compensation expense:
ECSS	$-	$173,000
ICM	-	34,000
	$-	$207,000
Stock option compensation amortization:
ECSS	$162,000	$274,000
ICM	103,000	54,000
	$265,000	$328,000
Provision for bad debts: (write back of allowance for doubtful accounts)
ECSS	$60,000	$(38,000)
ICM	68,000	(7,000)
	$128,000	$(45,000)
Interest income:
ECSS	$846,000	$118,000
ICM	533,000	27,000
	$1,379,000	$145,000
Interest expense:
ECSS	$1,057,000	$287,000
ICM	756,000	65,000
	$1,813,000	$352,000
Income taxes expenses:
ECSS	$2,197,000	$3,149,000
ICM	1,386,000	1,138,000
	$3,583,000	$4,287,000
Income from operations:
ECSS	$5,286,000	$11,403,000
ICM	4,163,000	4,953,000
	$9,449,000	$16,356,000

Total amount of income from operations is consistent with the condensed consolidated statements of operations.

Addition to property and equipment:
ECSS	$2,514,000	$2,271,000
ICM	821,000	1,114,000
	$3,335,000	$3,385,000

	As of September 30, 2011	As of December 31, 2010
Total segment assets:
ECSS	$83,596,000	$64,887,000
ICM	131,005,000	45,216,000
	$214,601,000	$110,103,000

17.        RESTRICTED CASH AND BANK BORROWINGS

Restricted cash and bank borrowings at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)

Restricted cash - loan	$9,604,000	$3,016,000
Restricted cash - NDF	85,145,000	29,043,000
Total Restricted cash	$94,749,000	$32,059,000

Bank borrowings - loan	$17,909,000	$8,256,000
Bank borrowings - NDF	85,145,000	29,043,000
Total Bank borrowings	$103,054,000	$37,299,000

Non-Deliverable Forward (NDF) contracts are instruments whereby a company can presently pay a supplier in a currency, principally US dollars (USD), using a predetermined rate of exchange against the Renminbi (RMB) that is lower than the current exchange rate on a riskless basis.  The reason this opportunity was available during the three months ended September 30, 2011 was because Chinese banks anticipated that there would be further appreciation of the RMB.

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
SEPTEMBER 30, 2011 COMPARED TO SEPTEMBER 30, 2010

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

Overall Results

The Company reported net income for the three months ended September 30, 2011 of $2.6 million compared to $6.0 million in the year-earlier period, a decrease of 57%.  For the nine months ended September 30, 2011, the company reported net income of $7.2 million compared to $12.9 million in the year-earlier period, a decrease of 44%.

Net Sales

Net sales for three months ended September 30, 2011 were $51.97 million, down 6.8% from $55.75 million in the year-earlier period.  Net sales for nine months ended September 30, 2011 were $130.86 million, down 5.3% from $138.24 million in the year-earlier period.  The Company reports net sales on the basis of two business segments: electronic component sales and services (ECSS) and electronic products manufacturing and sales (ICM).

In the three months ended September 30, 2011, net sales in the ECSS business segment decreased 4.4% to $35.11 million from $36.73 million in the year earlier period, and net sales in the ICM business segment decreased 11.4% to $16.86 million from $19.02 million in the year-earlier period.  The primary reason for the decrease in the ECSS business segment was the increasing maturity of the 2G handset market and the lack of clear leadership in the 3G handset market which resulted in fewer arbitrage opportunities as potential customers are better able to match demand and supply in the 2G market and the lack of a leader in the 3G market has limited demand and arbitrage opportunities in that market. ICM net sales declined because the Company was not successful in replacing all of the revenue that was lost when a major customer had to drastically cut back on orders with SinoHub starting in the second quarter of 2011.

In the nine months ended September 30, 2011, net sales of ECSS business segment decreased 11.2% to $88.32 million from $99.51 million for the reasons given above but net sales of ICM business segment increased 9.8% to $42.53 million from $38.72 million in the year-earlier period thanks largely to the large increase in the first quarter of 2011.

The Company has begun the process of shifting the electronic component procurement (ECP) portion of our ECSS segment, which constitutes most of this segment, to a brokerage model from our current model where we take ownership of components.  This will result in much lower revenue (the Company will only be able to record commissions as revenue instead of the full value of the components), but much higher gross margins.

Gross Profit

The Company recorded gross profit of $6.3 million and $18.4 million in the three and nine months ended September 30, 2011, compared with $10.2 million and $24.9 million respectively in the year-earlier periods.  The gross profit margin for the three and nine months ended September 30, 2011 decreased to 12.2% and 14.1% from 18.3% and 18.0% respectively in the year-earlier period. However, in the three months ended September 30, 2011, gross margins in ICM recovered to 16.2% from the low level in the three months ended June 30, 2011 as the Company’s sales initiatives to broaden our base of ICM customers and to attract more customers making higher margin purchases started to pay off.

Operating Expenses

For three months ended September 30, 2011, total operating expenses were $2.7 million or 5.3% of revenues compared to $2.7 million or 4.9% of revenues in the year-earlier period.  For nine months ended September 30, 2011, total operating expenses were $9.0 million or 6.9% of revenues compared to $8.5 million or 6.1% of revenues in the year-earlier period. Selling, general and administrative expenses decreased to $2.0 million in the three months ended September 30, 2011 from $2.1 million in the year-earlier period, representing approximately 3.9% and 3.8% of revenues respectively.  Selling, general and administrative expenses increased to $6.5 million in the nine months ended September 30, 2011 from $6.3 million in the year-earlier period, representing approximately 5.0% and 4.5% of revenues respectively.

Income from Operations

The Company recorded income from operations of $3.6 million and $9.4 million in the three and nine months ended September 30, 2011 as compared with income from operations of $7.5 million and $16.4 million in the year-earlier periods, respectively.

Income Taxes

The Company recorded income tax expense of $1.1 million and $3.6 million in the three and nine months ended September 30, 2011 as compared with $1.9 million and $4.3 million in the year-earlier period, respectively.  Income tax estimates in interim periods have varied as the Company has adjusted provisions and accruals in light of actual tax filings.

Foreign Currency Translation Gain and Comprehensive Net Income

The Company recorded foreign currency translation gains of $891,000 and $2.5 million in the three and nine months ended September 30, 2011 as compared with $909,000 and $1.0 million in the year-earlier period, respectively. The increase in foreign currency translation gains was due to the increase in the value of the RMB against the USD and HKD in the third quarter.  Comprehensive net income (net income plus foreign currency translation gains) was $3.5 million and $9.7 million in the three and nine months ended September 30, 2011, compared with $6.9 million and $13.9 million in the year-earlier period.

CONSOLIDATED FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

At September 30, 2011, the Company’s working capital (including restricted cash) was $75.5 million, an increase from $57.5 million at December 31, 2010.  The Company does not expect it will require further equity financing for working capital purposes for the foreseeable future.  As of September 30, 2011, the Company had approximately $7 million available to borrow under its credit facilities.

At September 30, 2011 and December 31, 2010, the Company had cash and cash equivalents of $7.0 million and $4.5 million, respectively.  During the nine months ended September 30, 2011, the net amount of cash used in the Company’s operating activities was $17.6 million, the net amount of cash used in investing activities was $64.0 million, and the net amount of cash provided by financing activities was $83.7 million.

The company used a substantial amount of Non-Deliverable Forward (NDF) contracts to reduce its costs and at September 30, 2011 had $85.1 million in NDF deposits balanced by $85.1 million in borrowings related to these NDF contracts. This amount represents an increase of $400,000 over the $84.7 million in NDF contracts outstanding at June 30, 2011.  In the quarter ended September 30, 2011, Chinese banks continued to make it an attractive proposition for the company to use NDF’s to lower its costs of purchasing US dollars to pay suppliers in Hong Kong because of their belief that the Renminbi will continue to appreciate against the US dollar.  At the end of all NDF contracts the net of these deposits and borrowings will exactly offset each other.  There is no risk for the Company in these transactions. We do not expect to continue using a substantial amount of NDF’s to reduce costs in the future.

Cash Flows from Operating Activities

The net amount of cash used in the Company’s operating activities during the nine months ended September 30, 2011 was $17.6 million resulting from increases in inventories and accounts receivable.  For the nine months ended September 30, 2010, the net amount of cash used in the Company’s operating activities was $4.7 million resulting from increases in accounts receivable and deposits with supplies.

Cash Flows from Investing Activities

The net amount of cash used in investing activities during the nine months ended September 30, 2011 was $64.0 million, compared with $6.5 million in the year-earlier period.  Both were the results of restricted cash buildup and purchase of equipment.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during the nine months ended September 30, 2011 was $83.7 million which was mainly the result of the bank borrowings and the sale of equity.  For the nine months ended September 30, 2010, the net amount of cash generated by financing activities was $8.1 million, which was the result of the bank borrowings and a private placement stock offering.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, and taking the matters described above into account, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item6.Exhibit No.	Title of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)**

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)**

101
The following financial statements from the Quarterly Report on Form 10-Q of SinoHub, Inc. for the quarter ended September 30, 2011 formatted in XBRL: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.*

*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange  Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SINOHUB, INC.

Date: November 14, 2011	By:	/s/ Henry T. Cochran
Henry T. Cochran
Chief Executive Officer

Date: November 14, 2011	By:	/s/ Li De Hai
Li De Hai
Chief Financial Officer (Principal Financial and Accounting Officer)