Form 10-K/A
period 2010-12-31
SINOHUB, INC.
filed 2012-02-28
CIK 1406574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

SINOHUB, INC.

FORM 10-K

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2”) on Form 10-K/A amends our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010, which we previously filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2011 (“Amendment No. 1”).  We previously filed our initial Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Filing”) with the SEC on March 14, 2011.  We are filing this Amendment No. 2 for the purpose of revising Item 9A of Amendment No. 1, Evaluation of Disclosure Controls and Procedures, in response to comments received from the SEC staff by a letter dated December 28, 2011.

In accordance with applicable SEC rules, this Amendment No. 2 includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the items noted above, no other information included in Amendment No. 1 is being amended by this Amendment No. 2. This Amendment No. 2 continues to speak as of the date of the Original Filing, and we have not updated the filing to reflect events occurring subsequently to the filing date of the Original Filing other than the changes described above.  Accordingly, this Amendment No. 2 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

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

None.

Item 9A.                 Evaluation of Disclosure Controls and Procedures.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, and taking the matters described above into account, including the determination that, as described below, there was a material weakness in our internal control over financial reporting caused by a lack of personnel with sufficient knowledge of US GAAP which resulted in the inaccurate accounting for certain stock purchase warrants, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2010 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

In connection with the restatement discussed above and in Note 2 to our financial statements in this Form 10-K/A, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to reassess the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation performed, our management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2010, because of a material weakness in the internal controls caused by a lack of personnel with sufficient knowledge of US GAAP which, in this instance, led to inaccurate accounting for equity-linked financial instruments, specifically for stock purchase warrants. This material weakness  resulted in a material misstatement of our liabilities, non-cash expense relating to the changes in fair value of derivative liabilities and equity accounts and related financial disclosures that was not prevented or detected on a timely basis. The material weakness described above resulted in a restatement of the Company's financial statements as discussed below and in Note 2 to the financial statements included in this Annual Report on Form 10-K/A.

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

Remediation Plan

Management has been actively engaged in developing a remediation plan to address the material weakness that was identified. Implementation of the remediation plan is in process and consists of redesigning quarterly procedures to enhance management's identification, capture, review, approval and recording of contractual terms included in equity arrangements. Management is also considering additional steps, which may ultimately include greater use of the consultant currently engaged by the Company to advise on US GAAP and other matters, additional US GAAP training for the Company’s existing staff and/or hiring additional staff with a more expansive background in US GAAP.   Management believes the foregoing efforts will effectively remediate the material weakness . As the Company continues to evaluate and work to improve its internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of the Company's internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

Item 9B.   Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

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

SINOHUB, INC.

Date: February 28, 2012	By:	/s/ Henry T. Cochran
Henry T. Cochran
Chief Executive Officer

Date: February 28, 2012	By:	/s/De Hai Li
De Hai Li
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Henry T. Cochran	Director and Chief Executive Officer	February 28, 2012
Henry T. Cochran	(Principal Executive Officer)

/s/ De Hai Li	Chief Financial Officer	February 28, 2012
De Hai Li	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lei Xia	Director	February 28, 2012
Lei Xia

/s/ Daniel Chi Keung Lui	Director	February 28, 2012
Daniel Chi Keung Lui

/s/ Jeff Qi He	Director	February 28, 2012
Jeff Qi He

/s/ Ted Liangche Shen	Director	February 28, 2012
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