Form 10-Q/A
period 2011-09-30
SINOHUB, INC.
filed 2012-02-28
CIK 1406574

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, which we previously filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2011 (the “Original Filing”).  We are filing this Amendment No. 1 for the purpose of revising Item 4T of the Original Filing, Controls and Procedures, in response to comments received from the SEC staff by a letter dated December 28, 2011.

In accordance with applicable SEC rules, this Amendment No. 1 includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the items noted above, no other information included in the Original Filing is being amended by this Amendment No. 1. This Amendment No. 1 continues to speak as of the date of the Original Filing, and we have not updated the filing to reflect events occurring subsequently to the filing date of the Original Filing other than the changes described above.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

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

On May 11, 2011, we became aware that we had failed to recognize warrant derivative liability with respect to our outstanding warrants issued in private placements in September 2008 and March 2010 and the subsequent re-measurement of fair value of the warrants derivative, as required by Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), formerly Emerging Issues Task Force Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”).  We determined that this error was caused in part by a lack of personnel with sufficient knowledge of US GAAP. The error had a significant effect on our previously issued consolidated financial statements for the year ended December 31, 2010 and for each of the quarters for the year ended December 31, 2010 requiring us to restate the financial statements for such periods.  Because ASC 815-40 only applies to fiscal years beginning after December 15, 2008 and the provision of the warrants issued in the 2008 private placement requiring the recognition of warrant derivative liability terminated on September 10, 2009 we have determined that we are not required to restate our financial statements for the year ended December 31, 2009 or any of the quarters for the year ended December 31, 2009.  While the Company has begun to develop and implement a remediation plan to address the deficiencies in the Company’s accounting for equity-linked financial instruments, specifically for stock purchase warrants, that caused the misstatements, such remediation efforts are not yet complete.

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

Remediation Plan

Management has been actively engaged in developing a remediation plan to address the material weakness that was identified. Implementation of the remediation plan is in process and consists of redesigning quarterly procedures to enhance management's identification, capture, review, approval and recording of contractual terms included in equity arrangements. Management is also considering additional steps, which may ultimately include greater use of the consultant currently engaged by the Company to advise on US GAAP and other matters, additional US GAAP training for the Company’s existing staff and/or hiring additional staff with a more expansive background in US GAAP.  Management believes the foregoing efforts will effectively remediate the material weakness. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of the Company's internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

101
The following financial statements from the Quarterly Report on Form 10-Q of SinoHub, Inc. for the quarter ended September 30, 2011 formatted in XBRL: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.***

*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange  Commission.

***Previously furnished on November 14, 2011 as Exhibit 101 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

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