Form 10-K
period 2011-12-31
SINOHUB, INC.
filed 2012-03-30
CIK 1406574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐            No  ☒

The aggregate market value of common stock held by non-affiliates of SinoHub Inc at June 30, 2011, the last business day of the registrant’s most recently completed second quarter, was $26,627,987 based upon the number of shares held by non-affiliates of the registrant and the reported closing price of its common stock as of June 30, 2011 of $1.09 per share.  The registrant does not have non-voting common stock outstanding.  Shares of the Registrant’s common stock held by each executive officer and director and by each person who beneficially owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2012
Common Stock, $0.001 par value per share	33,454,903 shares

DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2012, into Part III of this Form 10-K to the extent stated herein.

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

These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors, risks and uncertainties that could cause actual results to differ materially are the following:

	the rate of growth of the private label, custom design mobile telephone market worldwide;

	the rate of growth of the global mobile telephone and tablet markets;

	our ability to overcome competition from other suppliers;

	our ability to accurately forecast amounts of supplies needed to meet customer demand;

	our ability to maintain or expand our supply chain of component mobile telephone parts;

	any increase in the cost of component parts that we supply to third parties or use in our own products or increases in operating costs which cannot be passed on to our customers;

	the availability of financing necessary to fund our operations and planned expansion on attractive terms or at all, which may adversely impact our growth plans or increase our future interest expense;

	changes in interest rate levels and volatility in securities markets;

	the retention of import/export licenses and SinoHub SCM SZ’s Client Coordinator Enterprise Coordinator status with the Huanggang Customs authority;

	economic, political, regulatory, legal and foreign exchange risks associated with our operations;

	uncertainties related to China’s legal system and economic, political and social events in China or in the other markets we serve;

	changes in governmental regulation, tax rates and similar matters;

	the adoption of health or safety regulations governing mobile telephone manufacturing;

	retention of key members of our senior management; and

	uncertainties related to the current global economic conditions.

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

Item 1.  Business.

Overview

SinoHub, Inc. and subsidiaries (collectively the “Company”) is an electronics company based in Shenzhen, People’s Republic of China (“PRC” or “China”) which services clients worldwide.  The Company is currently engaged in two business segments: electronics product manufacturing and sales (Integrated Contract Manufacturing or “ICM”), and electronic component sales and services (“ECSS”) which is comprised of electronic component sales (“ECP”) and electronic component supply chain management services (“SCM”).  We now report on each of ICM and ECSS as separate business segments.

SinoHub’s business operations are organized to take full advantage of the power of information exchange between its two business segments: ICM and ECSS.  In this sense, SinoHub has become a market maker for our ECSS mobile phone design house customers by using them as suppliers in our ICM business.

In 2011, our business mix was 46% ICM and 54% ECSS as compared to 31% ICM and 69% ECSS in 2010.  By 2012, we expect the significant majority of our revenue will come from our ICM segment.  For further information on our performance by reportable segment, see Note 19 of the Notes to the Consolidated Financial Statements.

ICM

The ICM segment is currently focused on providing custom, private label mobile phones (also known as “white-box” mobile phones) and tablets to developing countries.  This fast growing segment of our business is capitalizing on a trend by carriers and distributors to offer their own brands with features and functionality targeted at their local markets.  SinoHub has implemented a new online reference design selection system which enables our customers to select a reference design as a starting point for our joint design process.  Having a turnkey solution for the entire joint design process is making it significantly easier and more efficient for customers to work with SinoHub to create handsets and tablets with features and functionality targeted at their local markets.  SinoHub reorganized its assembly lines into six long lines that include packaging.  Each new assembly line is capable of producing 80,000 phones per month on average, giving SinoHub the capacity to manufacture 480,000 phones per month.  The Company was able to increase SMT (surface mount technology to produce mother boards) capacity with its existing eight SMT lines by implementing a carrier tray system to increase the number of motherboards that can be built at the same time. Our SMT lines are now capable of producing approximately 1,200,000 motherboards per month.

The Company leverages its relationships with over twenty top tier mobile phone design houses in China to get insight into new features and functionality, and to get reference designs that it puts online for its customers to use as a starting point for the joint design effort with SinoHub to field new mobile phones and tablets.

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

With the use of our proprietary, Web-based software platform, our ECSS division is also an electronic component supply chain management service provider, managing all aspects of the purchase and movement of electronic components from their receipt from suppliers in our Hong Kong warehouse to their delivery in Hong Kong or import into the PRC and delivery to a manufacturer there.  We also handle the export of finished goods when that is required.  We use these same capabilities for the benefit of our ICM business.

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

As our ECSS business grew we strengthened our relationships with mobile phone design house customers.  In late 2009 we realized that we had the opportunity to implement a powerful business model that rested on turning these design houses into suppliers and our ability to utilize the Internet to make it easy for customers to work with us through a joint design process that could create mobile phones and tablets with competitive advantages in their local markets.  As we demonstrated our ability to provide strategic support to the distributor and operator customers we recruited, we won more business from them.

Market Overview

ICM - White-box Mobile Phones in Developing Countries

In comparison to developed countries where consumers typically think of mobile phones as being provided by a small number of very large vendors, the market in developing countries is markedly different.  Most importantly, a large majority of mobile phones sold in these countries are classified as "white-box", or private-label phones, indicating that they are either unbranded or carry a regional, local brand name. In an article entitled “White-box, China brand electronics captivate emerging markets” published on November 11, 2011 Global Sources stated that white-box phones had 35.8% of the global hand set market in the second quarter of 2011, an increase of 7.7 percentage points from the 2010 figure. Annualizing the second quarter 2011 number of 153.6 million units sold worldwide lines up very closely with the projection made by JP Morgan in 2010 of 640 million units for 2011 or roughly 20% growth over 2010.

Following the loss of our largest ICM customer in early 2011, SinoHub struggled to regain momentum in ICM in the second and third quarters of 2011. An all out effort was made to find new customers with smaller volumes so that the loss of any one customer would not severely affect our business. This initiative paid off in the fourth quarter of 2011 as the Company almost tripled its ICM revenue from the third quarter number. At the same time the Company also began a new program to recruit new large customers recognizing that this would take longer to complete. Two such initiatives are in progress, one  in the Philippines and one in Brazil where we entered into  a joint venture agreement in February 2012.

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

The rapid growth of electronic component distributors in China and the growth of Web-based Internet procurement have created a very fragmented electronic components market, with no distributor capturing significant market share.  To date even the biggest electronic component distributors in China (WPG, Arrow, Avnet and Yosun) do not provide complete SCM services to their customers, unlike in the US and Europe where large component manufacturers and franchise distributors provide complete SCM services to their customers.  The fragmented market for electronics components in China and the lack of an end-to-end SCM service offering created an opportunity for SinoHub to combine the sale of electronic components with efficient SCM services in its ECSS business segment to garner a share of the growing market for electronic components and services in China. However, unlike the 2G white-box market where the dominance of Mediatek created plentiful arbitrage opportunities, no such vendor has emerged in the 3G market making it more difficult to make money in ECP. Also, tightening of credit by Chinese banks on small and medium sized enterprises has put a lot of pressure on the Company to provide longer credit terms and has made it more difficult to collect receivables reducing the attractiveness of this business segment.

Company Strengths

We believe the strengths outlined below have contributed to our growth so far:

-	a robust business model underlying our ICM business that allows SinoHub to provide strategic support to our distributor and operator customers through our online joint design process;

-	the ability of our ICM business to fill the niche market for private label, custom mobile phones and tablets in developing markets with high quality, price competitive mobile communication devices;

-	close relationships with over twenty of China’s top tier design houses;

-	a supply chain management platform that connects customers, suppliers and SinoHub in real time to provide our customers and SinoHub with total transparency into their supply chains;

-	continuous innovation of our proprietary online platforms to expand functionality and make it easier for our customers to do business with SinoHub;

-	specialized knowledge about component sourcing and pricing which we obtain from our ECSS and ICM businesses;

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

SinoHub’s Strategy

SinoHub is an electronics company that has had its base of operations in China and has been successful because of the business models and platforms we have built in each of our two business segments: ICM and ECSS.  Our long term goal is to make SinoHub a leading multi-national supplier of private label, custom design mobile phones and tablets.  It is also our long term strategy to establish SinoHub as an electronics powerhouse that facilitates the mobile revolution with fully integrated contract manufacturing, component purchasing and supply chain management services for mobile communication devices.  To accomplish this strategy, we plan to:

-	increase awareness of SinoHub as a leading supplier of private label, custom design mobile phones that provides strategic support to our customers;

-	acquire or build distribution channels and manufacturing plants in attractive markets;

-	continue to enhance our online platforms and improve process efficiency; and

-	expand our integrated contract manufacturing business worldwide.

We previously reported that SinoHub had begun the process of shifting the electronic component procurement (ECP) portion of our ECSS segment, which constitutes most of this segment, to a brokerage model from our current model where we take ownership of components and that this would result in much lower revenue (the Company will only be able to record commissions as revenue instead of the full value of the components), but much higher gross margins. We have not been successful in implementing the new brokerage model and have reduced our investment on ECP in favor of increased focus on ICM. We expect that by 2012 a significant majority of our revenues will be derived from our ICM business.  SinoHub offers an ICM solution to our mobile phone distributor and operator customers that begins with a database of reference designs derived from motherboard designs provided by top tier design house suppliers with whom we collaborate and a query interface that allows these customers to select a reference design that meets their criteria as a starting point for our joint design process.

Customers

SinoHub’s ICM Customers

SinoHub continues to focus on distributor and operator customers in developing markets.  Our primary target customers are “local kings” (a term coined by MediaTek and Spreadtrum), distributors who sell 100,000 phones per month or more and have their own brand which has an established national identity in their home country, although we have increased our efforts to recruit new operator customers and we have started a new initiative to add large retail store chains in developing markets.

SinoHub’s ECSS Customers

SinoHub’s manufacturer customers are Chinese companies that are in the business of contract manufacturing or are design houses (currently limited to mobile phone and tablet design) in China.  These customers purchase components from us and ancillary to these purchases we also provide them procurement-fulfillment, electronic component purchasing and SCM services including warehousing, logistics and import/export.

SinoHub has reduced the number of our supplier customers from approximately 80 to approximately 30 as we have shifted our SCM capacity to service our rapidly growing ICM business.  Our supplier customers are mainly companies incorporated outside of China which have representative offices in China and supply electronic components to Chinese manufacturers.  The services we provide to our supplier customers are SCM services comprised of warehousing, delivery and import/export.

Competition

SinoHub’s ICM Competitors

Prior to SinoHub’s joint design ICM offering of white-box phones, distributors and operators in developing countries had two choices to procure private label, custom design mobile phones for resale:

1.
They could buy from the larger white-box manufacturers like Tianyu or TCL who, even though they have their own brands, would be willing to create a custom design and put the customer’s local brand on it, but in this case they would have to order a minimum of approximately 200,000 phones. This led to inventory problems if the phones they procured were not big sellers.  SinoHub’s ICM business is still very small relative to these manufacturers, but the fact that we have a fully integrated offering and can handle lower volume orders really sets us apart from them.

2.
They could buy from smaller white-box manufacturers in Shenzhen like M2T Technologies and HonTech Communication Group who are much more flexible with initial order quantity, but then they could face quality problems and these suppliers do not have the financial resources to handle larger orders if the phone model becomes successful.  Since competitors like M2T and HonTech have been in the white-box market longer than SinoHub, they have more volume than we do right now.  We compete with these companies primarily based on quality, the flexibility afforded by having our own manufacturing facility and our financial position.

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

Seasonality

The ECSS business segment is seasonal. Roughly 80% of the products made by the manufacturers to which we sell electronic components are sold in China.  Sales are weaker in the first half and stronger in the second half because that is when products are manufactured for sale in the fourth quarter and the first quarter of the following year, which are the biggest quarters for sales of electronic products in China.

Bank Facilities

The Company has secured financing facilities with certain PRC banks to support our business operations. The facilities generally run for one year terms and are replaced by new facilities upon expiration.  We expect that we will be able to obtain replacement facilities for the facilities listed below upon their expiration.  The bank facilities include:

-
Lines of credit facility with China Construction Bank in the amount of $13,505,000 to support our component sales business.  Restricted cash balances are required as security for draws against the facility.  The facility renews each year and is available through January 2013.

-
Lines of credit facility with Industrial Bank in the amount of $7,477,000 to support our business.  Restricted cash balances are required as security for draws against the facility.  In addition, the bank requires third party guarantees from a third party, two subsidiaries, SinoHub Electronics Shenzhen, Ltd. and Topology Communication Technology (Shenzhen) Ltd. and an executive officer. The facility is available through December, 2012.

-
Lines of credit facility with Bank of Ningbo in the amount of $7,000,000 to support our electronics product manufacturing and sales business.  Restricted cash balances are required as security for draws against the facility.  The facility renews each year and is available through July 2012. This facility had not been used as of December 31, 2011 and therefore there was no restricted cash associated with it at that date.

-
Bank’s Acceptance Bill facility with Bank of Shanghai in the amount of $4,767,000 to support purchasing of raw material for our electronics product manufacturing and sales business.  Restricted cash balances are required as security for draws against the facility.   In addition, the bank requires third party guarantees from a subsidiary, SinoHub Electronics Shenzhen, Ltd. and the unlimited personal guaranty of an executive officer and his spouse.  The facility renews each year and is available through October 2012.

-
Lines of credit facility with Bank of Jiangsu in the amount of $15,534,000 to support our electronics product manufacturing and sales business.  Restricted cash balances are required as security for draws against the facility.  In addition, the bank requires third party guarantees from two subsidiaries, SinoHub Electronics Shenzhen, Ltd. and Topology Communication Technology (Shenzhen) Ltd. and an executive officer.  The facility renews each year and is available through July 2012.

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

CiaoHub, SA was incorporated in March 2012 in Vila Velha, Espirito Santo, Brazil. SinoHub, Inc. owns 46.5% of CiaoHub, SA. Mr. Cochran, CEO of SinoHub, owns 1% of CiaoHub as is required under Brazilian law for directors of a Brazilian corporation.

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

Employees

At December 31, 2011, there were 1,042 full-time employees of SinoHub and its subsidiaries, compared to 801 full-time employees of SinoHub and its subsidiaries at December 31, 2010.

Available Information

The Company’s mailing address and principal executive offices are located at 6/F, Building 51, Road 5, Qiongyu Blvd., Technology Park, Nanshan District, Shenzhen 518057, People’s Republic of China. The Company’s telephone number, including the International Code and Area Code is +86-755-2661-2106 and its corporate website is www.sinohub.com. The information contained on our website is not part of this Report.  The reports that the Company files with the Securities and Exchange Commission pursuant to the Exchange Act are available on the Securities and Exchange Commission website at www.sec.gov. The public may read and copy any materials filed by the Company with the Securities and Exchange Commission at the Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Securities and Exchange Commission at www.sec.gov. The contents of these websites are not incorporated into this filing.

The Company has a written code of conduct and ethics (the “Code of Conduct and Ethics”) that applies to all of our personnel and a code of ethics for senior financial officers (the “Senior Financial Officer Code of Ethics”) that applies to the Company’s Chief Executive Officer and senior financial officers, including the Company’s Chief Financial Officer, Controller and persons performing similar functions (collectively, the “Senior Financial Officers”). Printable copies of the Code of Conduct and Ethics and the Senior Financial Officer Code of Ethics are available at www.sinohub.com under the heading Investors (Corporate Governance). Any amendments to or waivers from the Code of Conduct and Ethics or the Senior Financial Officer Code of Ethics shall be posted to our website within four business days in accordance with paragraph (c) of Item 5.05 of Form 8-K.  In addition, the Company’s internet website includes other items related to corporate governance matters, including, among other things, charters of various committees of the Board of Directors.  The Company also intends to disclose on its Internet website any amendments to the charters of various committees of the Board of Directors.

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

In the past two years we have made significant investments to enter into the business of making and selling private-label mobile communication devices, which we expect to account for the majority of our revenues in 2012.  Sales of our mobile phone and tablet products depend on continued growth in mobile communications and continued growth in the private-label segment of the industry in the geographic markets we serve in terms of the number of existing mobile subscribers who upgrade or simply replace their existing mobile devices, the number of new subscribers and increased usage. As well, our sales and profitability are affected by the extent to which there is increasing demand for, and development of, value-added services, leading to opportunities for us to successfully market mobile devices that feature these services. These developments are outside of our control.

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

Collectively, our officers, directors and a certain significant shareholder (the sole shareholder outside of management to own 10% or more of our common stock) own or exercise voting and investment control over approximately 26% of our outstanding common stock.  As a result, investors may be prevented from affecting matters involving the company, including:

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

As the vast majority of our sales in our procurement-fulfillment business are to manufacturers and design houses in China which in turn causes the end products to be distributed to consumers in China. Our procurement-fulfillment business could be adversely affected if there were to be a slowdown in the consumer demand in China for products incorporating the components we sell or we process for our supplier customers.  Our mobile phone sales, which have become an increasingly significant portion of our business, are primarily made outside of China to other countries in Asia such as Indonesia and India.  Accordingly, our mobile phone business could be adversely affected if there were to be a slowdown in the consumer demand for mobile phones in those countries. Our business may also be negatively affected by rising labor and material costs in China and, to the extent the Company or its manufacturer customers sell overseas, by a downturn in general economic condition in importing countries and regions.

Negative perception or publicity of Chinese products may hurt our business.

Any negative perception or publicity of Chinese electronic products may cause a decline in demand for Chinese electronic products and in turn negatively affect our sales and revenue outside China.

SinoHub envisions a continued emphasis on growth that may impose a significant burden on its administrative and operational resources which if not effectively managed, could impair its growth.

SinoHub’s strategy envisions a continued emphasis on growth that may impose a significant burden on its administrative and operational resources. The growth of SinoHub’s business will require significant investments of capital, expansion of facilities and management’s close attention. SinoHub’s ability to effectively manage its growth will require it to substantially expand the capabilities of its administrative and operational resources and to attract, train, manage and retain qualified management, technicians and other personnel.  If SinoHub is unable to successfully manage its growth, SinoHub may be unable to achieve its goals.

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

To raise funds, we may need to issue new equity securities which could result in additional dilution to our existing investors.  Additional financings could also result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities or containing covenants that would restrict our operations and strategy. In addition, we may grant registration rights to investors purchasing our equity securities in the future which could increase the number of shares available to the public or restrict our ability to use registration statements to sell our securities.

We face risks associated with debt financing (including exposure to increases in interest rates and lacking sufficient funds to repay debt).

Our total outstanding indebtedness for bank borrowings as of December 31, 2011 was $69 million.  The interest rates on these bank loans are fixed on an annual basis.  Our obligations under our existing loans have been mainly met through the cash flow from our operations and our financing activities.  We are subject to risks normally associated with debt financing, including the risk of significant increase in interest rates as borrowings increase or are rolled over for additional periods, typically on an annual basis and the risk that our cash flow will be insufficient to meet required payment of principal and interest.  In the past, cash flow from operations had been sufficient to meet payment obligations and/or we have been able to roll over our borrowings.  There is however no assurance that we will be able to do so in the future.  Failure to pay loans or any portion thereof when due could result in the acceleration of any obligations due under the loans and hinder our ability to obtain additional financing, if necessary, to the extent any loans contain covenants restricting our ability to obtain additional financing while such loans are outstanding, or to the extent our existing leverage discourages other potential investors.

The competitive pressures we face could have a material adverse affect on our business.

The market for our products and services is very competitive and subject to rapid technological change. We compete with many other suppliers in our ICM business, with other distributors and in-house service teams in the electronic component sales aspect of our ECSS business and with other third-party logistics providers in the supply chain management aspect of our ECSS business.  Our failure to maintain and enhance its competitive position could adversely affect its business and prospects. Furthermore, our efforts to compete in the marketplace could cause deterioration of gross profit margins and, thus, overall profitability.  The sizes of our competitors vary across business segments, as do the resources we have allocated to the segments in which it does business.  Therefore, some of the competitors may have a more extensive customer base than we have in all, or some, of our business segments or greater resources and funding to capture clients in such segments.

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

We generally do not have long-term contracts with our customers.  In 2011, SinoHub had three customers, who accounted for 21%, 8% and 6% of our revenue, respectively.  While we expect this concentration to go down as our business expands, if the concentration remains and we are not able to secure further business from these customers or are unable to replace the business provided by these customers, it may have a material adverse affect on our business, results of operations, financial condition or liquidity.

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

Unanticipated disruptions in our operations or slowdowns by our suppliers or shipping companies could adversely affect our ability to deliver our products and service our customers which could materially and adversely affect our revenues and our relationships with our customers.

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

We also have third-party arrangements for the design or manufacture of certain products, parts and components.  If the parties we engage with lack the capabilities or capacities required by our business, or if these third parties fail to deliver quality products, parts and components on time and at reasonable prices, we could have difficulties fulfilling our orders and our sales and profits could decline.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting.  We cannot be certain that the measures we have undertaken to comply with Section 404 will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective.  Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  We determined that there was a material weakness in our internal control over financial reporting at December 31, 2010 relating to the accounting for certain stock purchase warrants which resulted in the restatement of our financial statements for the year ended December 31, 2010 and each of the quarterly periods from March 31, 2010 through September 30, 2010 and, as a result that our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2010. While the Company believes that it has taken appropriate steps to remediate the material weakness, we cannot be certain that such measures will be successful.  If we or our auditors discover further material weaknesses in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the national securities exchanges and the inability of registered broker-dealers to make a market in our common stock, which could reduce our stock price.

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

The PRC government has exercised and continues to exercise substantial control over virtually every aspect of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

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

Since July 2005, the RMB has not longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

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

At the present time the RMB is not a freely exchangeable currency. The Company receives the majority of its revenue in RMB, a portion of which may need to be exchanged to other currencies, primarily U.S. dollars, and remitted outside of the PRC. Effective from July 1, 1996, foreign currency “current account” transactions by foreign investment enterprises, including Sino-foreign joint ventures, are no longer subject to the approval of State Administration of Foreign Exchange, or SAFE, but need only a ministerial review, according to the foreign exchange regulations. Current account items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services. Distributions to joint venture parties also are considered a current account transaction. Other non-current account items, known as capital account items, remain subject to SAFE approval. Under current regulations, the Company can obtain foreign currency in exchange for RMB from swap centers authorized by the government. The Company does not anticipate problems in obtaining foreign currency to satisfy its requirements; however, there is no assurance that foreign currency shortages or changes in currency exchange laws and regulations by the PRC government will not restrict the Company from exchanging RMB in a timely manner. If such shortages or changes in laws and regulations occur, the Company may accept RMB, which can be held or reinvested in other projects.

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

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Non-U.S. companies, including some of our competitors, are not subject to these prohibitions.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in mainland China. If our competitors engage in these practices, they may receive preferential treatment either from personnel of companies to whom they may provide bribes or other inappropriate incentives, giving our competitors an advantage in securing business, or from government officials who might give our competitors priority in obtaining new licenses, which would put us at a disadvantage.  Although we inform our personnel and other agents that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

Although our common stock is listed on the NYSE Amex stock exchange, our average daily trading volume in the last three months of 2011 was about 50,600 shares and there may not be a highly liquid market in our common stock in the future. There can also be no assurance as to the strength of any market for our common stock or the prices at which holders may be able to sell their shares.

It is likely that there will be significant volatility in the trading price.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies has experienced wide fluctuations that have not necessarily been related to the operations, performance, underlying asset values or prospects of such companies.  For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control.  If our business development plans are successful, we may require additional equity financing to continue our growth and our success in raising additional equity capital could be affected by such volatility.  Market prices for our common stock will be influenced by many factors and can be expected to be subject to significant fluctuations in response to variations in our operating results and other factors. Our stock price will also be affected by the trading price of the stock of all US listed companies with operations in China, of all companies that went public through a reverse takeover and of our competitors, investor perceptions of SinoHub, interest rates, general economic conditions and those specific to our industry, developments with regard to SinoHub’s operations and activities, our future financial condition, and changes in our management.

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

Corporate Office. We lease 27,600 square feet of combined office and warehouse space located at 6/F, Building 51, Road 5, Qiongyu Blvd., Technology Park, Nanshan District,, Shenzhen 518053, People’s Republic of China. This location is our corporate headquarters. We occupy this facility under a lease that commenced on August 10, 2008 and ends on August 30, 2013. On August 30, 2011 the rent for this facility increased from $12,690 to $15,060 per month. We use the facility for both our ECSS and our ICM businesses.

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

Item 3.  Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

SIHI common stock is quoted on the NYSE Amex under the symbol “SIHI”.  Presented below are the per share high and low closing sales prices of our common stock, as reported by the NYSE Amex, for each quarterly period during the two most recent fiscal years.

	SinoHub
	COMMON
	STOCK
	HIGH	LOW

FISCAL YEAR ENDING DECEMBER 31, 2011:
Fourth Quarter	$0.55	$0.38
Third Quarter	$1.39	$0.50
Second Quarter	$1.89	$1.03
First Quarter	$3.10	$1.89

FISCAL YEAR ENDING DECEMBER 31, 2010:
Fourth Quarter	$3.10	$1.99
Third Quarter	$2.85	$1.68
Second Quarter	$3.10	$2.50
First Quarter	$4.20	$2.80

Our common shares are issued in registered form. The registrar and transfer agent for our shares is:

Interwest Transfer Co. Inc.
1981 Murray Holladay Road, Suite 100
Salt Lake City, UT  84117
Telephone: 801-272-9294
Facsimile: 801-277-3147

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of 2011 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) ) (c)
Equity compensation plans approved by security holders (1)	674,929	$2.81	2,610,188
Equity compensation plans not approved by security holders	-	-	-
Total	674,929

(1)
Consists of our 2000  Stock Incentive Plan and Amended and Restated 2008 Stock Plan (the “2008 Plan”). See Note 15 - “Stock Options” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.  The Company’s stockholders approved the 2008 Plan at the Company’s annual meeting of stockholders on June 19, 2009.

Holders

As of February 29, 2011, there were approximately 3,063 holders of record of our common stock.  The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

OVERVIEW

Our Business

SinoHub, Inc. and subsidiaries (collectively the “Company”) is an electronics company based in Shenzhen, PR China which services clients worldwide.  The Company is engaged in two business segments: electronics product manufacturing and sales (ICM, Integrated Contract Manufacturing), and electronic component sales and services (ECSS) which is comprised of electronic component sales (known as ECP) and electronic component supply chain management services (known as SCM).  We now report on ICM and ECSS as separate business segments.

SinoHub’s business operations are organized to take full advantage of the power of information exchange between its two business segments: ICM and ECSS.  In this sense, SinoHub has become a market maker for our ECSS mobile phone design house customers by using them as suppliers in our ICM business.

In 2011, our business mix was 46% ICM and 54% ECSS as compared to 31% ICM and 69% ECSS in 2010.  By 2012, we expect a significant majority of our revenue will come from our ICM segment.  For further information on our performance by reportable segment, see Note 19 of the Notes to the Consolidated Financial Statements.

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

SinoHub carries inventory for its ICM business.  We also carry electronic components that we are staging for ECSS procurement-fulfillment projects.  Generally, we only buy components in our ECSS business when we have corresponding orders from our customers to purchase the components.

Consolidated Results of Operations

The Company derived revenue and gross profit in 2011 from electronics product manufacturing and sales (ICM, Integrated Contract Manufacturing), and electronic component sales and services (ECSS), which is comprised of electronic component sales (known as ECP) and electronic component supply chain management services (known as SCM).

SCM services are generally provided to all customers (these services are integrated into the ECP and ICM businesses).  The Company recognizes revenue from SCM services when the services are provided.  Revenue from ICM and from ECP is based on quoted prices and is recognized at the time of shipment to customers.  It is our policy to record sales net of discounts and allowances, if granted, but to date we have not offered any discounts or allowances to our customers.  In all cases, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services rendered, the sales price is determinable, and collectability is reasonably assured.

Cost of sales for SCM services primarily represents direct costs incurred for providing SCM services, including logistics and delivery services, import/export services, warehouse services and a number of ancillary services such as transportation, kitting, insurance, repackaging and re-labeling and does not include cost of inventory.  For electronic component sales, we purchase electronic components from independent third parties and hold them in inventory, valued at cost, until they are shipped to our customers.  Cost of sales for ECP primarily represents the cost of components and expenses directly related to component procurement.  Cost of sales for ICM represents all costs associated with the operation of the Topology factory, the cost of designs purchased from design houses, and the cost of components that go into the manufacturing process.

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

Fiscal Year Ended December 31, 2011 Compared to December 31, 2010

Overall Results

The Company reported net income for the year ended December 31, 2011 of $6.7 million compared to $19.7 million in 2010, a decrease of 66%.

Net Sales

Net sales for the year ended December 31, 2011 were $196.2 million, roughly equivalent to the $196.7 million recorded in 2010.

In the year ended December 31, 2011, net sales of the ECSS segment decreased 22.4% to $105.1 million from $135.5 million in 2010.  In the year ended December 31, 2011, net sales of the ICM segment increased 48.9% to $91.1 million from $61.2 million in 2010.  Over half of the sales in the ICM segment for 2011 were recorded in the fourth quarter marking substantial recovery in sales volume from the loss of our largest customer in early 2011, which led to a low level of sales in the second and third quarters.

Gross Profit

The Company recorded gross profit of $24.1 million in the year of 2011 compared with $37.8 million in 2010.  The gross profit margin for the year of 2011 decreased to 12.3% from 19.2% in 2010 primarily because of declining margins in ECSS and much lower gross margins in ICM to enable us to attract new customers and utilize capacity following the loss of our largest ICM customer at the end of the first quarter of 2011.  Due to the Company’s lack of success in implementing a higher margin brokerage model for its ECSS business, the Company intends to deemphasize the electronic component sales aspect of its ECSS business over time and to focus on improving margins in ICM.

Operating Expenses

Total operating expenses were $13.2 million or 6.7% of revenues in 2011, which increased 11.9% from $11.8 million, or 6.0% of revenues, in 2010.  Selling, general and administrative expenses decreased to $9.6 million in 2011 from $10.1 million in 2010, representing approximately 4.9% of revenues in 2011 compared to 5.2% in 2010. The increase in operating expenses was primarily the result of two non-cash items:

-
a 77% increase in depreciation ($2.3 million in 2011 versus $1.3 million in 2010) associated with having a full year of the 8 SMT lines in our factory in 2011 as opposed to 2010 when the first 4 lines were not installed until July and the balance in the fourth quarter of the year; and

-	an increase in our allowance for doubtful accounts of approximately $950,000 associated with the increase in days sales outstanding caused by the tightened credit situation in the PRC.

The decrease in SG&A was accomplished despite higher head count and the expense of the factory and the ICM sales office in the Che Gong Miao location in Shenzhen for the full year.

Income from Operations

The Company recorded income from operations of $11.0 million in 2011, as compared with income from operations of $26.1 million in 2010, primarily as a result of the decrease in gross profits.

Income Taxes

The Company recorded income tax expense of $4.6 million in 2011, as compared with $6.7 million in 2010. The Company’s effective tax rate was 41% in 2011 compared to 25% in 2010. The reason for the sharp increase in the tax rate is that profits in subsidiaries that were profitable decreased and losses in unprofitable subsidiaries increased. Since our profits are taxed at 25% and there is no credit for losses, this meant a big jump in our overall effective tax rate.  Income tax estimates in interim periods have varied as the Company has adjusted provisions and accruals in light of actual tax filings.

Foreign Currency Translation Gain and Comprehensive Net Income

The Company reported foreign currency translation gains of $4.2 million in 2011, compared with foreign currency translation gains of $1.9 million in 2010 reflecting increasing valuation of RMB against the United States Dollar (“USD”) during 2011.  Comprehensive net income (net income plus foreign currency translation gains) was $10.9 million in 2011 compared with $21.6 million in 2010.

CONSOLIDATED FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

SinoHub’s strategic plan is focused on the growth of our ICM business segment.  In 2012 the Company will continue to focus on mobile phone and tablet sales in developing countries. This will require investment in inventory for ICM orders, and, depending on our growth, additional investment in our manufacturing and assembling facilities.  As a result of the working capital investments necessary to support these plans, the Company will continue to require cash and financing resources to meet and exceed its objectives. The Company’s cost of capital from equity sales decreased to 5.6% with the private financings we closed in March 2011 due to market conditions and the lower fees of the investment bank we used as placement agent.  Our cost of capital with China Construction Bank, Industrial Bank, Hangzhou Bank and Bank of Ningbo was approximately 5.4% at December 31, 2011. Some of the working capital the Company intends to raise in the near to medium term is expected to come from Chinese banks, which, to date, have not been affected by the global credit crisis nearly as much as the US and European banks, although the credit available through banks in China has been adversely affected by Chinese monetary policies.  We will also seek to raise additional capital from multinational banks. Finally, as we reduce our ECP business, we should be able to reduce accounts receivable to generate more cash.

We believe SinoHub’s integrated contract manufacturing business can grow rapidly with the expansion of our manufacturing facility and with additional inventory.  Additional working capital would enable us to purchase more electronic components from our suppliers, which should lower our costs, and thus enhance our profitability.  We believe increased volume would also likely enable the Company to receive improved payment terms from suppliers (we are currently mainly buying from suppliers on a C.O.D. basis) which would lessen our need for additional financing from third parties.  Accordingly, if SinoHub is unsuccessful in raising additional working capital and does not obtain payment terms from suppliers, the Company’s growth may be adversely affected.

We intend to raise additional funds through the use of additional debt, long-term debt financings, and operating cash flows.  Due to the risk factors discussed elsewhere in this report, there can be no assurance that we will be successful in raising the additional funds necessary to carry out management’s plans for the future on acceptable terms or at all.  Our ability to obtain additional capital will also depend on market conditions, national and global economies and other factors beyond our control.  We cannot be sure that we will be able to implement or capitalize on various financing alternatives.  The terms of any debt or equity funding that we may obtain in the future may be unfavorable to us and to our stockholders.

At December 31, 2011 and December 31, 2010, the Company had cash and cash equivalents of $7.7 million and $4.5 million, respectively.  During 2011, the net amount of cash used in the Company’s operating activities was $10.4 million, the net amount of cash used in investing activities was $34.1 million, and the net amount of cash provided by financing activities was $47.0 million.

The Company must generally pay the purchase price of electronic components for procurement-fulfillment customers and then recoup the purchase price from the customer after delivery.  We only purchase standard components which are readily saleable.  In 2011 we experienced collection delays related to some of the procurement-fulfillment projects we funded because Chinese banks tightened credit to small and medium sized enterprises.  The Company’s borrowings vary based on the timing of procurement-fulfillment projects, large spot component sales, use of our VAT import line and use of our export reimbursement line.

Chinese law mandates that all foreign companies appropriate 10% of the retained earnings of their Chinese subsidiaries, up to a maximum aggregate amount of 50% of the registered capital of each such subsidiary, to ensure that money that might otherwise be used to pay Chinese employee claims should they arise is not repatriated outside of China. Other than this appropriation requirement there are no other regulatory restrictions on the net assets of SinoHub’s Chinese subsidiaries.  We do not believe that the appropriation requirement materially affects our liquidity or ability to pay dividends since it represents only about 2% of total retained earnings.  The aggregate amount of retained earnings appropriated from SinoHub’s subsidiaries in China was $1,125,000 at December 31, 2011.  Of SinoHub’s five subsidiaries in China, only two have had retained earnings as of December 31, 2011. The other three Chinese subsidiaries had yet to generate profits as of December 31, 2011 and so no appropriations were made for these companies.  Below is a table listing the maximum appropriation and actual appropriation made as of December 31, 2011 for each subsidiary.  Variance in exchange rates have led to a total appropriation for SinoHub SCM Shenzhen Limited which is slightly higher than the maximum appropriation determined based on 50% of initial registered capital. The reason for this difference is that this calculation must be denominated in RMB and in the three years in which appropriations were made for this subsidiary to get to the maximum amount the exchange rates which were used were 7.98189 RMB per USD in 2006, 7.6172 in 2007 and 6.96225 in 2008 which meant that the USD value of the contributions progressively increased.

		Total
	Maximum	Appropriation
Chinese Subsidiary	Appropriation (1)	as of 12/31/2011

SinoHub Electronics Shenzhen Limited	$4,000,000		$699,700
SinoHub SCM Shenzhen Limited	$387,074		$425,300	(2)
SinoHub SCM Shanghai Limited	$619,318	$
SinoHub Electronics Shanghai Limited	$100,000	$
Topology Communicatation Technology (Shenzhen), Ltd	$2,185,551	$
Total	$7,291,943		$1,125,000

(1) As stated above, the maximum appropriation for each subsidiary is equal to 50% of the registered capital of such subsidiary.

(2) As stated above, variance in exchange rates have led to a total appropriation for SinoHub SCM Shenzhen Limited which is slightly higher than the maximum appropriation determined based on 50% of initial registered capital.

Cash Flows from Operating Activities

The Company maintains a significant investment in working capital, primarily accounts receivable and inventories.  Accounts receivable at December 31, 2011 were $40.0 million, a decrease of $5.3 million, or 11.7%, as compared to accounts receivable of $45.3 million at December 31, 2010.  Accounts receivable and inventories represented approximately 46.6% of total assets at December 31, 2011, as compared to 54.4% at December 31, 2010.

The net amount of cash used in the Company’s operating activities during the year of 2011 was $10.4 million which primarily included earnings from operations that were offset by investments in inventory and accounts receivable, as well as deposits to suppliers to support the Company’s business growth and changes in income taxes and other taxes payable.

The net amount of cash used in the Company’s operating activities during the year of 2010 was $496,000, which primarily included earnings from operations that were offset by investments in accounts receivable and inventory, as well as deposit to suppliers to support the Company’s business growth.

Cash Flows from Investing Activities

The net amount of cash used by investing activities during 2011 was $34.1 million, the result of restricted cash buildup and building out our ICM manufacturing infrastructure.

The net amount of cash used by investing activities during the year of 2010 was $33.9 million which was also primarily the result of restricted cash buildup and building out our ICM manufacturing infrastructure.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during the year of 2011 was $47.0 million, which primarily included proceeds from bank borrowings of $169.6 million and private placement stock offerings yielding net proceeds of $10.4 million, offset by payments on bank loans of $135.5 million.

The net amount of cash provided by financing activities during the year of 2010 was $29.7 million, which included proceeds from bank borrowings of $57.7 million, private placement stock offerings yielding net proceeds of $4.5 million, offset by payments on bank loans of $31.7 million.

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

Concentrations and Risks

Substantially all of Company's assets are located in the PRC and Hong Kong and roughly ninety percent of the Company’s revenues in 2011 were derived from business related to the mobile phone industry.  In addition, financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable.  The Company mitigates credit risk through procedures that include determination of credit limits, credit approvals, and related monitoring procedures to ensure delinquent receivables are collected.

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

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of December 31, 2011:

	Quoted Prices	Significant	Significant
	in Active	Other	Unobservable
	Markets for	Observable	Inputs
	Identical Assets	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
2010 Warrants	$—	$—	$225,000	$225,000

The following table sets forth a summary of changes in fair value of our derivative liability for the years ended December 31, 2011 and 2010:

	2011	2010
Balance at January 1	$1,692,000	$-
Fair value of 2010 warrants at issue date	-	2,304,000
Net gain included in earnings	(1,467,000)	(612,000)
Balance at December 31	$225,000	$1,692,000

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, bank borrowings, and other liabilities approximate their fair values because of the short-term nature of these instruments.  Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company’s operations are primarily based in the PRC, which may give rise to significant foreign currency risks and opportunities from fluctuations and the degree of volatility of foreign exchange rates between the USD and the RMB. In July 2005, the PRC allowed the RMB to fluctuate within a narrow range ending its decade-old valuation peg to the USD.  Since this change in 2005, the RMB has experienced positive trends in valuation against the USD; such trends are reflected in part by the foreign currency translation gains reported in the Company’s financial statements.

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

Revenue and Cost Recognition

The Company reports revenue from ICM and ECSS, which is comprised of ECP and SCM.

Revenues for SCM services are earned from both the SCM and procurement-fulfillment programs and are primarily based on a percentage of inventory value handled for a customer.  The Company recognizes revenue from SCM services when the services are provided.  Revenues from ECP and ICM businesses are based on quoted prices and are recognized at the time of shipment to customers.  Revenues are recognized on the gross amount billed to customers.  It is our policy to record sales net of discounts and allowances, if granted, but to date we have not offered any discounts or allowances to our customers.  In all cases, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services rendered, the sales price is determinable, and collectability is reasonably assured.

Revenues for SCM services are earned from both the logistics services and procurement-fulfillment programs provided. We recognize revenues for our SCM services when services are provided. The components of SCM service revenue are: delivery services, import/export services, warehouse services and a number of ancillary services and are primarily based on a percentage of inventory value handled for a customer. Cost of sales for SCM services primarily represents direct costs incurred for providing SCM services such as transportation, kitting, insurance, repackaging and re-labeling.

Cost of goods sold in ICM business includes the direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment, rent, shipping and handling costs, and local transportation charges consistent with the revenue earned.

Cost of sales for SCM services does not include cost of inventory. For electronic component sales, we purchase electronic components from independent third parties and hold them in inventory, valued at cost,   until they are shipped to our customers.

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

The Company uses USD as its reporting currency.  The Company accounts for foreign currency translation pursuant to ASC Topic 830.  The functional currencies of the Company’s operating subsidiaries are HKD and RMB.  Under ASC Topic 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the balance sheet date.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period.  Translation adjustments are included in other comprehensive income (loss) for the period.

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

Segments

The Company operates in two segments: electronics product manufacturing and sales (ICM) and electronic component sales and services (ECSS).  Segment disclosure is presented in Note 19, “Segment information.”

Rounding

The accompanying consolidated financial statements herein contain rounding to the nearest thousands.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued new accounting guidance that will require disclosure of information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as disclosure of collateral received and posted in connection with these instruments. This new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The Company expects that the adoption of this new guidance will not have a material impact on its financial position, results of operations or cash flows.

In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income. The new guidance is intended to improve the overall quality of financial reporting by increasing the prominence of items reported in other comprehensive income and aligning the presentation of other comprehensive income in financial statements prepared in accordance with U.S. GAAP with those prepared in accordance with IFRS. The new guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this new guidance did not have an impact on the Company's financial position, results of operations or cash flows.

In May 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance to achieve common fair value measurements and disclosure requirements in generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS). Some of the provisions of the new accounting guidance include requiring (1) that only nonfinancial assets should be valued based on a determination of their best use, (2) disclosure of quantitative information about unobservable inputs used in Level 3 fair value measurements and (3) disclosure of the level within the fair value hierarchy for each class of assets or liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. This new guidance is effective for interim and annual periods beginning after December 15, 2011.  The Company expects that the adoption of this new guidance will not have a material impact on its financial position, results of operations or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements listed in Item 15(a) are incorporated herein by reference and are filed under this Item 8 as a part of this report and follow the signature pages to this Annual Report on Form 10-K on page 58.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, and taking the matters described above into account, including the determination that, as described below, there was a material weakness in our internal control over financial reporting at December 31, 2010,  the Company’s CEO and CFO concluded that (i) the Company has remediated the material weaknesses in internal control over financial reporting relating to the accounting for stock purchase warrants, as described in Item 9A of our Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 and (ii) the Company’s disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation performed, our management concluded that (i) the Company has remediated the material weaknesses in internal control over financial reporting relating to the accounting for stock purchase warrants, as described in Item 9A of our Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 and (ii) the Company's internal control over financial reporting was effective as of December 31, 2011.

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

Remediation

Management has been actively engaged in remediating the material weakness that was identified for the fiscal year ended December 31, 2010. Implementation of the remediation plan consists of redesigning quarterly procedures to enhance management's identification, capture, review, approval and recording of contractual terms included in equity arrangements. The Company has retained the services of a consulting firm to aid in all aspects of US GAAP compliance. Management believes the foregoing efforts have effectively remediated the material weakness. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of the Company's internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

The Company has made changes to internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates. We have implemented an additional step in our review process to make sure all issues surrounding complex transactions are addressed. We define complex transactions as transactions that may be affected by a subsequent event, such as anti-dilution provisions in securities we issue or transactions which would require a subsequent marking to market of acquired assets. We have also engaged a consultant to review any identified complex transaction to advise us on its treatment under US GAAP.

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

Item 9B.   Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2011.

Item 11.  Executive Compensation.

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2011.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2011.

Item 14.  Principal Accountant Fees and Services.

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2011.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)   Financial Statements

See Index to Consolidated Financial Statements commencing on Page 59.

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

4.1	Form of Series A and B Common Stock Warrant (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2008 and incorporated herein by reference).
4.2	Form of Warrant (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010 and incorporated herein by reference).
4.3	Form of Common Stock Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2011 and incorporated herein by reference).
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

10.42
Application for extension of Maximum L/C dated December 28, 2010 between Shenzhen Branch of Ningbo Bank Company Limited and SinoHub SCM Shenzhen, Ltd. (filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

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

10.63	Form of Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).
10.64	Form of Stock Option Award Agreement (U.S.) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).
10.65	Form of Stock Option Award Agreement (China) (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).
10.66	Form of Securities Purchase Agreement dated March 16, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2011 and incorporated herein by reference)
10.67
Form of Escrow Agreement dated March 16, 2011 by and among SinoHub, Inc., Rodman & Renshaw, LLC and Signature Bank (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2011 and incorporated herein by reference)

21.1*	Subsidiaries of SinoHub, Inc.
23.1*	Consent of Baker Tilly Hong Kong Limited, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.**
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.**
32.1*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer).**
32.2*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer).**
101***
The following financial statements from this Annual Report on Form 10-K of SinoHub, Inc. for the year ended December 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets, (ii)  Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

* Filed herewith.

** Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

*** To be filed by amendment

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINOHUB, INC.

Date: March 30, 2012	By:	/s/ Henry T. Cochran
Henry T. Cochran
Chief Executive Officer

Date: March 30, 2012	By:	/s/De Hai Li
De Hai Li
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Henry T. Cochran	Director and Chief Executive Officer	March 30, 2012
Henry T. Cochran	(Principal Executive Officer)

/s/ De Hai Li	Chief Financial Officer	March 30, 2012
De Hai Li	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lei Xia	Director and President	March 30, 2012
Lei Xia

/s/ Daniel Chi Keung Lui	Director	March 30, 2012
Daniel Chi Keung Lui

/s/ Jeff Qi He	Director	March 30, 2012
Jeff Qi He

/s/ Ted Liangche Shen	Director	March 30, 2012
Ted Liangche Shen

SINOHUB, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

SinoHub, Inc.

We have audited the accompanying consolidated balance sheets of SinoHub, Inc. and subsidiaries as of December 31, 2011 and 2010 (restated) and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2011  and 2010 (restated). The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SinoHub, Inc. and subsidiaries as of December 31, 2011 and 2010 (restated), and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 (restated), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company restated its consolidated financial statements for the year ended December 31, 2010.

/s/ Baker Tilly Hong Kong Limited
BAKER TILLY HONG KONG LIMITED
Certified Public Accountants

Hong Kong
Date:  March 30, 2012

SINOHUB, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
		(As restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,743,000	$4,524,000
Restricted cash	65,019,000	32,059,000
Accounts receivable, net	39,951,000	45,340,000
Deposit with suppliers	393,000	1,309,000
Inventories, net	43,112,000	14,631,000
Prepaid expenses and other current assets	705,000	704,000
Other tax refundable	7,448,000	346,000
Other tax recoverable	2,561,000	-
Total current assets	166,932,000	98,913,000

PROPERTY AND EQUIPMENT, NET	11,271,000	11,190,000

TOTAL ASSETS	$178,203,000	$110,103,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$7,720,000	$866,000
Customer deposits	658,000	107,000
Accrued expenses and other current liabilities	1,587,000	710,000
Bank borrowings	68,681,000	37,299,000
Collateralized bank advances	8,408,000	-
Capital lease obligations – current portion	798,000	756,000
Income and other taxes payable	1,947,000	1,712,000
Total current liabilities	89,799,000	41,450,000

LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	452,000	845,000
Warrant derivatives	225,000	1,692,000
Total long term liabilities	677,000	2,537,000

TOTAL LIABILITIES	90,476,000	43,987,000

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 33,454,903 and 28,570,859 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	33,000	29,000
Additional paid-in capital	30,868,000	20,121,000
Retained earnings
Unappropriated	48,785,000	42,303,000
Appropriated	1,125,000	933,000
Accumulated other comprehensive income	6,916,000	2,730,000
Total stockholders’ equity	87,727,000	66,116,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$178,203,000	$110,103,000

The accompanying notes are an integral part of these consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended December 31,
	2011	2010
		(As restated)
NET SALES
ECSS	$105,135,000	$135,461,000
ICM	91,055,000	61,232,000
Total net sales	196,190,000	196,693,000
COST OF SALES
ECSS	90,569,000	109,237,000
ICM	81,478,000	49,631,000
Total cost of sales	172,047,000	158,868,000

GROSS PROFIT	24,143,000	37,825,000

OPERATING EXPENSES
Selling, general and administrative	9,619,000	10,144,000
Depreciation	2,255,000	1,284,000
Provision for bad debts	1,279,000	329,000
Total operating expenses	13,153,000	11,757,000

INCOME FROM OPERATIONS	10,990,000	26,068,000

OTHER INCOME (EXPENSE)
Interest expense	(3,116,000)	(459,000)
Interest income	1,654,000	237,000
Changes in fair values of warrant derivatives	1,467,000	612,000
Other, net	258,000	15,000
Total other income (expense), net	263,000	405,000

INCOME BEFORE INCOME TAXES	11,253,000	26,473,000
Income tax expense	4,579,000	6,749,000

NET INCOME	6,674,000	19,724,000

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	4,186,000	1,856,000

COMPREHENSIVE INCOME	$10,860,000	$21,580,000

SHARE AND PER SHARE DATA
Net income per share-basic	$0.20	$0.70
Weighted average number of shares-basic	32,636,000	28,236,000
Net income per share-diluted	$0.20	$0.69
Weighted average number of shares-diluted	32,671,000	28,419,000

The accompanying notes are an integral part of these consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common		Additional		Appropriated	other
	stock		paid-in	Retained	retained	comprehensive
	Shares	Amount	capital	earnings	earnings	income	Total

Balances at January 1, 2010	26,669,605	$27,000	$17,239,000	$22,725,000	$787,000	$874,000	$41,652,000

Stock issued for cash	1,633,334	2,000	4,468,000	-	-	-	4,470,000
Exercise of stock options - cash	125,748	-	22,000	-	-	-	22,000
Exercise of stock options - cashless	68,841	-	-	-	-	-	-
Option compensation cost	-	-	433,000	-	-	-	433,000
Stock compensation - shares issued to executives	73,331	-	263,000	-	-	-	263,000
Warrants issued in connection with the private placement	-	-	(2,304,000)	-	-	-	(2,304,000)
Net income for the year	-	-	-	19,724,000	-	-	19,724,000
Foreign currency translation gain	-	-	-	-	-	1,856,000	1,856,000
Comprehensive income	-	-	-	-	-	-	21,580,000
Transfer to appropriated retained earnings	-	-	-	(146,000)	146,000	-	-

Balances at December 31, 2010 (As restated)	28,570,859	$29,000	$20,121,000	$42,303,000	$933,000	$2,730,000	$66,116,000

Stock issued for cash	4,791,097	4,000	10,391,000	-	-	-	10,395,000
Exercise of stock options - cash	80,550	-	15,000	-	-	-	15,000
Exercise of stock options - cashless	12,397	-	-	-	-	-	-
Option compensation cost	-	-	341,000	-	-	-	341,000
Net income for the year	-	-	-	6,674,000	-	-	6,674,000
Foreign currency translation gain	-	-	-	-	-	4,186,000	4,186,000
Comprehensive income	-	-	-	-	-	-	10,860,000
Transfer to appropriated retained earnings	-	-	-	(192,000)	192,000	-	-

Balances at December 31, 2011	33,454,903	$33,000	$30,868,000	$48,785,000	$1,125,000	$6,916,000	$87,727,000

The accompanying notes are an integral part of these consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010
		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,674,000	$19,724,000
Adjustments to reconcile net income used in operation:
Depreciation - operating expenses	2,255,000	1,284,000
Depreciation - cost of sales	1,695,000	360,000
Provision for bad debts	1,279,000	329,000
Provision for obsolete inventories	189,000	-
Stock compensation expense	-	263,000
Stock option compensation amortization	341,000	433,000
Loss on disposal of property and equipment	18,000	-
Changes in fair values of warrant derivatives	(1,467,000)	(612,000)
Changes in operating assets and liabilities:
Accounts receivable	6,060,000	(15,962,000)
Inventories	(27,216,000)	(2,524,000)
Prepaid expenses and other current assets	(30,000)	(30,000)
Deposit with suppliers	937,000	(1,276,000)
Other tax refundable	(6,898,000)	148,000
Accounts payable	6,644,000	(375,000)
Customer deposits	550,000	(1,256,000)
Accrued expenses and other current liabilities	886,000	(45,000)
Income and other taxes payable/recoverable	(2,350,000)	(957,000)
Net cash used in operating activities	(10,433,000)	(496,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase of restricted cash	(30,520,000)	(24,465,000)
Purchase of property and equipment	(3,574,000)	(9,448,000)
Proceed from disposal of property and equipment	9,000	-
Net cash used in investment activities	(34,085,000)	(33,913,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock , net of costs	10,395,000	4,470,000
Proceeds from exercise of options, net of costs	15,000	22,000
Bank borrowing proceeds	169,560,000	57,721,000
Bank borrowing repayments	(135,483,000)	(31,663,000)
Collateralized bank advances proceeds	21,524,000	-
Collateralized bank advances repayments	(18,688,000)	-
Repayments of capital lease obligations	(351,000)	(835,000)
Net cash provided by financing activities	46,972,000	29,715,000

EFFECT OF EXCHANGE RATES ON CASH	765,000	871,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	3,219,000	(3,823,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,524,000	8,347,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,743,000	$4,524,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$2,688,000	$459,000
Cash paid for income tax	$5,271,000	$6,755,000
Equipment acquired under capital leases	$-	$2,436,000

The accompanying notes are an integral part of these consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Overview

SinoHub, Inc. and subsidiaries (collectively the “Company”) is an electronics company based in Shenzhen, People’s Republic of China (“PRC” or “China”) which services clients worldwide.  The Company is currently engaged in two business segments: electronics product manufacturing and sales (Integrated Contract Manufacturing or ICM), and electronic component sales and services (“ECSS”) which is comprised of electronic component sales (“ECP”) and electronic component supply chain management services (“SCM”).  We now report on each of ICM and ECSS as separate business segments.

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

Concentrations and Risks

Substantially all of Company's assets are located in the PRC and Hong Kong and substantially all of the Company's revenues were derived from customers located in the PRC.  In addition, financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable.  The Company mitigates credit risk through procedures that include determination of credit limits, credit approvals, and related monitoring procedures to ensure delinquent receivables are collected.

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

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of December 31, 2011:

	Quoted Prices	Significant	Significant
	in Active	Other	Unobservable
	Markets for	Observable	Inputs
	Identical Assets	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
2010 Warrants	$—	$—	$225,000	$225,000

The following table sets forth a summary of changes in fair value of our derivative liability for the years ended December 31, 2011 and 2010:

	2011	2010
Balance at January 1	$1,692,000	$-
Fair value of 2010 warrants at issue date	-	2,304,000
Net gain included in earnings	(1,467,000)	(612,000)
Balance at December 31	$225,000	$1,692,000

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

Revenue and Cost Recognition

The Company reports revenue from ICM, and ECSS, which is comprised of ECP and SCM.

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

The components of SCM service revenue are: delivery services, import/export services, warehouse services and a number of ancillary services and are primarily based on a percentage of inventory value handled for a customer. Cost of sales for SCM services primarily represents direct costs incurred for providing SCM services such as transportation, kitting, insurance, repackaging and re-labeling.

Cost of goods sold in ICM business includes the direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment, rent, shipping and handling costs, and local transportation charges consistent with the revenue earned.

Cost of sales for SCM services does not include cost of inventory. For electronic component sales, we purchase electronic components from independent third parties and hold them in inventory, valued at cost,   until they are shipped to our customers.

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

The Company uses USD as its reporting currency.  The Company accounts for foreign currency translation pursuant to ASC Topic 830.  The functional currencies of the Company’s operating subsidiaries are HKD and RMB.  Under ASC Topic 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the balance sheet date.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period.  Translation adjustments are included in other comprehensive income (loss) for the period.

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

Segments

The Company operates in two segments: electronics product manufacturing and sales (ICM) and electronic component sales and services (ECSS).  Segment disclosure is presented in Note 19, “Segment information.”

Rounding

The accompanying consolidated financial statements herein contain rounding to the nearest thousands.

Reclassifications

Certain amounts reported for prior years have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements

In December 2011, the FASB issued new accounting guidance that will require disclosure of information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as disclosure of collateral received and posted in connection with these instruments. This new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The Company expects that the adoption of this new guidance will not have a material impact on its financial position, results of operations or cash flows.

In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income. The new guidance is intended to improve the overall quality of financial reporting by increasing the prominence of items reported in other comprehensive income and aligning the presentation of other comprehensive income in financial statements prepared in accordance with U.S. GAAP with those prepared in accordance with IFRS. The new guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this new guidance did not have an impact on the Company's financial position, results of operations or cash flows.

In May 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance to achieve common fair value measurements and disclosure requirements in generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS). Some of the provisions of the new accounting guidance include requiring (1) that only nonfinancial assets should be valued based on a determination of their best use, (2) disclosure of quantitative information about unobservable inputs used in Level 3 fair value measurements and (3) disclosure of the level within the fair value hierarchy for each class of assets or liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. This new guidance is effective for interim and annual periods beginning after December 15, 2011.  The Company expects that the adoption of this new guidance will not have a material impact on its financial position, results of operations or cash flows.

2.     RESTATEMENT OF PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has performed a complete assessment of its outstanding 2010 Warrants and has concluded that its outstanding 2010 Warrants are within the scope of Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), due to the inclusion in the Warrants of a provision requiring an adjustment to the exercise price of the 2010 Warrants in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than such exercise price.  Accordingly, ASC 815-40, formerly EITF 07-05, which was effective as of January 1, 2009, should have been applied resulting in a reclassification of the warrants as a liability, measured at fair value, with changes in fair value recognized as part of other income or expense for each reporting period thereafter. Because the reset provision contained in the Company’s warrants issued in 2008 (the “2008 Warrants”) expired on September 10, 2009, no change in the Company’s historical financial statements is required with respect to the 2008 Warrants.

On May 24, 2011, the Company filed an amended Annual report on Form 10-K reflecting the restatement of the financial statements for the fiscal year ended December 31, 2010.

The amended Annual Report on Form 10-K for the fiscal year ended December 31, 2010 incorporates corrections made in response to the accounting errors described above by restating the Company’s financial statements presented herein for the year ended December 31, 2010.  The corrections to the annual information in this amended Form 10-K had no impact on the Company’s previously reported operations or cash flows for the periods being restated.

The following tables show the effects of the restatement on the Company's consolidated balance sheet as of December 31, 2010 and consolidated statements of operations and comprehensive income and consolidated statements of cash flows for the year ended December 31, 2010:

SinoHub, Inc. and Subsidiaries
Consolidated Balance Sheet

	As of December 31, 2010
	As Previously Recorded	As Restated

TOTAL ASSETS	$110,103,000	$110,103,000

Total current liabilities	$41,450,000	$41,450,000

LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	$845,000	$845,000
Warrant derivatives	-	1,692,000
Total long term liabilities	$845,000	$2,537,000

TOTAL LIABILITIES	$42,294,000	$43,987,000

STOCKHOLDERS’ EQUITY
Additional paid-in capital	$22,426,000	$20,121,000
Retained earnings
Unappropriated	$41,691,000	$42,303,000

Total stockholders’ equity	$67,809,000	$66,116,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$110,103,000	$110,103,000

SinoHub, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Year ended December 31, 2010
	As Previously Recorded	As Restated

Changes in fair values of warrant derivatives	$-	$612,000

Total other income (expense)	$(207,000)	$405,000

INCOME BEFORE INCOME TAXES	$25,861,000	$26,473,000

NET INCOME	$19,112,000	$19,724,000

Foreign currency translation gain	1,856,000	1,856,000

COMPREHENSIVE INCOME	$20,968,000	$21,580,000

Net income per share-basic	$0.68	$0.70

Net income per share-diluted	$0.67	$0.69

The gain resulting from the change in fair value of derivative warrant liability for the year ended December 31, 2010, was incurred at the corporate level (a Delaware corporation).  The Company did not recognize any net income tax expense associated with the change in fair value in the year ended December 31, 2010.  Therefore, the restatement did not have an effect on the Company’s taxable income for the year ended December 31, 2010.

SinoHub, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31, 2010
	As Previously Recorded	As Restated

NET INCOME	$19,112,000	$19,724,000

Changes in fair values of warrant derivatives	-	(612,000)

	$19,112,000	$19,112,000

Net cash used in operating activities	$(496,000)	$(496,000)

3.           ACCOUNTS RECEIVABLE, NET

Accounts receivable at December 31, 2011 and 2010 consisted of the following:

	2011	2010

Accounts receivable	$41,905,000	$46,016,000
Less: allowance for doubtful accounts	(1,954,000)	(676,000)
Accounts receivable, net	$39,951,000	$45,340,000

For the years ended December 31, 2011 and 2010, the Company recorded provision for bad debts of $1,279,000 and $329,000, respectively.

4.           INVENTORIES, NET

Inventories at December 31, 2011 and 2010 consisted of the following:

	2011	2010

Raw materials	$1,371,000	$169,000
Work-in-progress	1,040,000	-
Finished goods and goods for resale	40,890,000	14,462,000
	$43,301,000	$14,631,000
Less: allowance for obsolete inventories	(189,000)	-
Inventories, net	$43,112,000	$14,631,000

For the years ended December 31, 2011 and 2010, the Company recorded provision for obsolete inventories of $189,000 and $Nil, respectively.

5.            PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2011 and 2010 consisted of the following:

	2011	2010

Prepaid expenses	$240,000	$260,000
Other receivables	465,000	444,000
	$705,000	$704,000

6.           PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment at December 31, 2011 and 2010:

	2011	2010

Furniture, fixtures and equipment	1,210,000	$1,140,000
Plant and machinery	11,322,000	8,042,000
Motor vehicles	391,000	353,000
Leasehold improvement	5,610,000	4,782,000
	18,533,000	$14,317,000
Less: accumulated depreciation	(7,262,000)	(3,127,000)
Property and equipment, net	11,271,000	$11,190,000

Depreciation expenses for the years ended December 31, 2011 and 2010 were $4.0 million and $1.6 million respectively.

As of December 31, 2011, cost of equipments held under capital lease (refer to Note 10) and accumulated depreciation associated with the capital lease were $2,749,000 and $741,000, respectively.

7.           ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 31, 2011 and 2010 and consisted of the following:

	2011	2010

Accrued expenses	$375,000	$228,000
Accrued payroll	743,000	425,000
Accrued interest	440,000	-
Other liabilities	29,000	57,000
	$1,587,000	$710,000

8.           BANK BORROWINGS AND FINANCING ARRANGEMENTS

The Company has secured financing facilities with certain PRC banks to support its business operations. The bank facilities include:

-
Lines of credit facility with China Construction Bank in the amount of $22,244,000 to support our component sales business.  Restricted cash balances are required as security for draws against the facility.  The facility renews each year and is available through January 2013. As of December 31, 2011, the Company had unused lines of credit facilities amounting to $4.9 million.

-
Lines of credit facility with Industrial Bank in the amount of $7,477,000 to support our business.  Restricted cash balances are required as security for draws against the facility.  In addition, the bank requires third party guarantees from a third party, two subsidiaries, SinoHub Electronics Shenzhen, Ltd. and Topology Communication Technology (Shenzhen) Ltd. and an executive officer. The facility is available through December, 2012. As of December 31, 2011, the Company had unused lines of credit facilities amounting to $2 million.

-
Lines of credit facility with Bank of Ningbo in the amount of $7,000,000 to support our electronics product manufacturing and sales business.  Restricted cash balances are required as security for draws against the facility.  The facility renews each year and is available through July 2012. This facility had not been used as of December 31, 2011 and therefore there was no restricted cash associated with it at that date.

-
Bank’s Acceptance Bill facility with Bank of Shanghai in the amount of $4,767,000 to support purchasing of raw material for our electronics product manufacturing and sales business.  Restricted cash balances are required as security for draws against the facility.   In addition, the bank requires third party guarantees from a subsidiary, SinoHub Electronics Shenzhen, Ltd. and the unlimited personal guaranty of an executive officer and his spouse.  The facility renews each year and is available through October 2012. As of December 31, 2011, the Company had unused Bank’s Acceptance Bill facility amounting to $1.7 million.

-
Lines of credit facility with Bank of Jiangsu in the amount of $15,534,000 to support our electronics product manufacturing and sales business.  Restricted cash balances are required as security for draws against the facility.  In addition, the bank requires third party guarantees from two subsidiaries, SinoHub Electronics Shenzhen, Ltd. and Topology Communication Technology (Shenzhen) Ltd. and an executive officer.  The facility renews each year and is available through July 2012. As of December 31, 2011, the Company had unused lines of credit facilities amounting to $7 million.

As of December 31, 2011, the Company had unused letter of credit facilities amounting to $7.6 million.

Borrowings against these facilities at December 31, 2011 and 2010 were as follows:

			Interest rate	December 31,	December 31,
	From date	Maturity date	(per year)	$2011	$2010
Notes payable to a bank	June/10	May/11	5.65%	-	1,512,000
Notes payable to a bank	July/10	June/11	5.38%	-	634,000
Notes payable to a bank	July/10	June/11	5.38%	-	536,000
Notes payable to a bank	July/10	June/11	5.38%	-	1,140,000
Notes payable to a bank	July/10	June/11	5.38%	-	505,000
Notes payable to a bank	July/10	June/11	5.38%	-	484,000
Notes payable to a bank	July/10	June/11	5.38%	-	1,800,000
Notes payable to a bank	July/10	June/11	5.38%	-	847,000
Notes payable to a bank	July/10	June/11	5.38%	-	1,805,000
Notes payable to a bank	July/10	June/11	5.38%	-	352,000

Notes payable to a bank	July/10	June/11	5.38%	-	342,000
Notes payable to a bank	July/10	June/11	5.38%	-	5,022,000
Notes payable to a bank	July/10	June/11	5.38%	-	362,000
Notes payable to a bank	July/10	June/11	5.38%	-	993,000
Notes payable to a bank	July/10	June/11	5.38%	-	480,000
Notes payable to a bank	July/10	June/11	5.38%	-	736,000
Notes payable to a bank	July/10	June/11	5.38%	-	1,001,000
Notes payable to a bank	July/10	June/11	5.38%	-	1,443,000
Notes payable to a bank	July/10	June/11	5.38%	-	702,000
Notes payable to a bank	November/10	October/11	5.84%	-	756,000
Notes payable to a bank	December/10	November/11	6.12%	-	756,000
Notes payable to a bank	December/10	November/11	5.38%	-	5,815,000
Notes payable to a bank	December/10	December/11	5.38%	-	4,044,000
Notes payable to a bank	December/10	December/11	5.50%	-	5,232,000

Notes payable to a bank	January/11	January/12	3.00%	3,618,000	-
Notes payable to a bank	March/11	June/12	3.00%	2,557,000	-
Notes payable to a bank	April/11	April/12	3.00%	2,718,000	-
Notes payable to a bank	April/11	April/12	3.00%	5,158,000	-
Notes payable to a bank	May/11	May/12	3.00%	1,610,000	-
Notes payable to a bank	May/11	May/12	3.00%	10,359,000	-
Notes payable to a bank	May/11	May/12	3.00%	1,600,000	-
Notes payable to a bank	June/11	June/12	3.00%	3,253,000	-
Notes payable to a bank	June/11	June/12	3.00%	1,636,000	-
Notes payable to a bank	June/11	June/12	3.00%	3,594,000	-
Notes payable to a bank	June/11	June/12	3.00%	2,372,000	-
Notes payable to a bank	June/11	June/12	3.00%	1,172,000	-
Notes payable to a bank	July/11	January/12	2.80%	1,047,000	-
Notes payable to a bank	July/11	January/12	2.80%	2,019,000	-
Notes payable to a bank	September/11	September/12	4.31%	2,051,000	-
Notes payable to a bank	October/11	January/12	3.50%	2,307,000	-
Notes payable to a bank	October/11	January/12	3.10%	2,921,000	-
Notes payable to a bank	October/11	April/12	3.60%	3,040,000	-
Notes payable to a bank	November/11	February/12	3.50%	1,554,000	-
Notes payable to a bank	November/11	November/12	3.00%	4,031,000	-
Notes payable to a bank	December/11	June/12	7.02%	1,589,000	-
Notes payable to a bank	December/11	June/12	7.32%	2,383,000	-
Notes payable to a bank	December/11	December/12	3.00%	3,052,000	-
Notes payable to a bank	December/11	June/12	4.60%	3,040,000	-
				$68,681,000	$37,299,000
	Less : current portion			68,681,000	37,299,000
	Long -term portion			$-	$-

Interest expense for the years ended December 31, 2011 and 2010 was $3,116,000 and $459,000 respectively. The weighted average interest rate paid on the line of credit outstanding borrowings during the year ended December 31, 2011 was 3%.

As of December 31, 2011 SinoHub had restricted cash and bank loan balances of $57.6 million related to non-deliverable forward (NDF) contracts. The Company assumes no risk for the NDF contracts in these transactions. Under each NDF contract, The Company is obligated to deposit an agreed amount of money in RMB with the bank for one year and the bank is obligated to loan the Company an amount of US Dollars or Hong Kong Dollars at a small discount to current exchange rates that is paid directly to a supplier outside of PR China. As an example, if the Company owed a supplier in Hong Kong $1 million, in the third quarter of 2011 Chinese banks were willing to loan the Company $1 million for one year at a fixed rate of interest to pay the supplier as long as SinoHub was willing to deposit an amount of RMB (less than the current exchange rate) for one year in their bank. At the end of the one year period, the bank will use the deposit to pay off the loan and keep the difference, if any, resulting from any appreciation of the RMB against the dollar during the period. If the value of the RMB versus the US dollar declines, the bank will make up the difference, and the Company would not be required to make any payments to the bank to pay off the loan other than the deposit.

We have considered whether the NDF contracts that require assessment under FASB ASC Topic 815 should be accounted for as derivative instruments and concluded that these NDF contracts are loan commitments and are not derivative instruments and therefore FASB ASC Topic 815 does not apply.

9.           COLLATERALIZED BANK ADVANCES

Collateralized bank advances at December 31, 2011 consisted of purchases financed by two banks for which bank charges of 0.05% on the invoice amount is incurred and guaranteed by the Company’s restricted cash, a subsidiary of the Company and an executive officer of the Company.  Collateralized bank advances are due at various dates from February 21, 2012 through May 4, 2012 and bank advance charges due will be settled on the date of acceptance.

10.           CAPITAL LEASE OBLIGATIONS

Certain of the equipment included in fixed assets have been acquired under a capital lease.  The capital lease obligations are as follows:

	2011	2010

Gross capital lease obligations	$1,250,000	$1,601,000
Less: current portion	(798,000)	(756,000)
Long-term capital lease obligations	$452,000	$845,000

The lease is guaranteed by equipment with a total cost of $2,749,000.   Depreciation expenses associated with the capital lease were $509,000 and $208,000 for the years ended December 31, 2011 and 2010 respectively. Interest expenses associated with capital leases were $91,000 and $65,000 for the years ended December 31, 2011 and 2010 respectively.

11.           WARRANT DERIVATIVES

The Warrants issued in connection with the private placement the Company consummated on September 10, 2008 (the “2008 Warrants) and on March 2, 2010 (the “2010 Warrants”) include a reset provision triggered if the Company issues common shares below the exercise price as defined in the respective warrants.  Effective January 1, 2009, the reset provision of these warrants preclude equity accounting treatment under ASC 815.  Accordingly, effective January 1, 2009, the Company was required to reclassify the Warrants at their fair value to liabilities each reporting period under ASC 815-40.  The reset provision in the 2008 Warrants expired on September 10, 2009.

At December 31, 2011, the fair value of the Company’s derivative warrants liability was $225,000.  The Company used the Black-Scholes valuation model to estimate the fair value of the Warrants.  Significant assumptions used at December 31, 2011 were as follows:

	2011	2010

Estimated market value of stock on grant date/reporting date(1)	$0.38	$2.61
Risk-free interest rate (2)	0.84%	1.50%
Dividend yield (3)	0.00%	0.00%
Volatility factor	172.18%	126.54%
Expected life (4)	3.17 years	4.2 years

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

12.           COMMITMENTS AND CONTINGENCIES

Employee Benefits

The full time employees of subsidiaries based in the PRC are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan.  The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits.  The total provision and contributions made for such employee benefits for the years ended December 31, 2011 and 2010 were $192,000 and $194,000 respectively.  The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Commitments

The Company leases factory, warehouse, office spaces and equipment from third parties under operating leases which expire at various dates from June 2012 through March 2015.  Rent expense for the years ended December 31, 2011 and 2010 was $1,516,000 and $983,000 respectively.  At December 31, 2011, the Company has outstanding commitments with respect to operating leases, which are due as follows:

2012	$1,284,000
2013	343,000
2014	58,000
2015	14,000
$1,699,000

The Company leases equipment under a non-cancelable capital lease agreement. Future minimum lease payments under the capital lease are as follows:

Fiscal year ending December 31,

2012	$842,000
2013	459,000
1,301,000
Less: Interest portion	51,000
1,250,000
Less: Current portion	798,000
Capital lease obligation – Non-current	$452,000

Capital Commitment

As of December 31, 2011, the Company has a capital commitment in respect of a capital injection to a PRC subsidiary of $2,051,000 by April 2012.

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450-20.  As of December 31, 2011, there was no loss contingency.

13.           EARNINGS PER SHARE

The elements for calculation of earnings per share for the years ended December 31, 2011 and 2010 were as follows:

	Years ended December 31,
	2011	2010
		(As Restated)

Net income for basic and diluted earnings per share	$6,674,000	$19,724,000

Weighted average shares used in basic computation	32,636,000	28,236,000
Effect of dilutive stock options and warrants	35,000	183,000
Weighted average shares used in diluted computation	32,671,000	28,419,000

Earnings per share:
Basic	$0.20	$0.70
Diluted	$0.20	$0.69

In 2011, options to purchase 616,004 shares of common stock and warrants to purchase 3,577,502 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock were not included in the calculation because the effect is anti-dilutive.

In 2010, options to purchase 428,400 shares of common stock and warrants to purchase 2,103,410 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock were not included in the calculation because the effect is anti-dilutive.

14.           STOCKHOLDERS’ EQUITY

Equity Share Transactions

On March 16, 2011, SinoHub, Inc. (the “Company”) entered into a securities purchase agreement (the “Purchase Agreement”) with a select number of institutional investors to issue and sell 4,791,097 shares of common stock and warrants to purchase up to 1,437,329 shares of common stock.  On March 21, 2011, the Company completed the sale of the common stock and warrants under the Purchase Agreement.  For each share of common stock purchased by an investor under the Purchase Agreement, such investor received a warrant to purchase 0.3 shares of common stock at an initial exercise price of $3.00 per whole share of common stock. The warrants shall be non-exercisable for six months and have a term of exercise of thirty months from the date of issuance. Each share of common stock, together with the related warrant, was sold at a negotiated price of $2.30 per share of common stock.  The Company received gross proceeds from the offering of approximately $11 million, before deducting placement agents’ fees and estimated offering expenses.  The Company intends to use the net proceeds from the sale of the common stock and warrants pursuant to the offering for general corporate purposes and working capital.

During the first quarter of 2011, certain employees exercised their stock options to purchase an aggregate of 7,567 shares of common stock for an aggregate price of $1,337.

During the first quarter of 2011, certain employees exercised stock options using net-share settlement resulting in the issuance of an aggregate of 9,897 shares of common stock and yielding no cash proceeds to the Company.

During the second quarter of 2011, certain employees exercised their stock options to purchase an aggregate of 72,983 shares of common stock for an aggregate price of $13,345.

During the second quarter of 2011, certain employees exercised stock options using net-share settlement resulting in the issuance of an aggregate of 2,500 shares of common stock and yielding no cash proceeds to the Company.

Warrants

Following is a summary of the status of warrants outstanding and exercisable at December 31, 2011 and December 31, 2010:
December 31, 2011				December 31, 2010
			Average				Average
			Remaining				Remaining
	Number	Number	Contractual		Number	Number	Contractual
Exercise Price	Outstanding	Exercisable	Life	Exercise Price	Outstanding	Exercisable	Life
$3.00	2,649,069	2,649,069	1.72years	$3.00	1,211,740	1,211,740	2.69 years
$3.11	853,433	853,433	3.67years	$3.25	891,670	816,670	4.66 years
$3.25	75,000	75,000	1.09years
Total	3,577,502	3,577,502		Total	2,103,410	2,028,410

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

The statutory reserve funds are restricted for use to set off against prior period losses, expansion of production and operation or for the increase in the registered capital of the Company.  The statutory public welfare fund is restricted for use in capital expenditures for the collective welfare of employees.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances.  These reserves are therefore not available for distribution except in liquidation. During 2011 and 2010, the Company appropriated $192,000 and $146,000 respectively, to the reserve funds based in accordance with the laws and regulations of the PRC.

15.          STOCK OPTIONS

The Company has granted qualified stock options under the Company’s 2000 Stock Incentive Plan (the “2000 ISOP”) and 2008 Stock Plan, as amended and restated (the “2008 ISOP”).  At December 31, 2011, stock options to purchase 675,029 shares of common stock at an exercise price ranging from $0.20 to $4.36 per share were outstanding.  Prior to becoming publicly traded, the exercise prices were determined by the Board at the time of grant.  In each such case the exercise price was not less than the fair market value of the common stock as determined by the Board in good faith taking into account such factors as recent issuances of preferred stock with an appropriate discount factored in relative to the common shares.  The exercise prices for options issued under the 2000 ISOP following the sale of preferred stock by the Company during November and December of 2007 represent a discount to the issuance price of $0.78 for such preferred stock taking into account the added value of the conditions in the preferred stock (for example, it was redeemable with 10% appreciation).  The exercise prices for options issued under the 2008 ISOP represent the closing price of the Company’s common stock on the business day preceding the grant date.  The stock options granted become exercisable (“vested”) as to 25% of the original number of shares on the first anniversary of the grant date and as to an additional 6.25% of the original number of shares at the end of each successive three-month period following the first anniversary of the grant date until the fourth anniversary of the grant date.  Unless earlier terminated, these stock options granted shall expire ten years after the grant date.  Following the reverse merger, all shares of preferred stock which were convertible on the basis of one share of preferred stock for one share of common stock issued were exchanged for common stock of Liberty Alliance, Inc. retroactively adjusted for all periods presented.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected	Expected	Dividend	Risk Free	Grant Date
Life	Volatility	Yield	Interest Rate	Fair Value

The 2000 ISOP
5 years	175%	0%	2.50%	$0.09 - $0.19

The 2008 ISOP
1-5 years	83% - 121%	0%	0.3% - 2.50%	$0.47 - $2.79

Expected Volatility: Expected volatility is computed based on the standard deviation of the continuously compounded rate of return of days when the stock price changed over a historical period matching the expected life of the options.

Dividend Yield: The expected dividend yield is zero.  The Company has not paid a dividend and does not anticipate paying dividends in the foreseeable future.

Risk Free Rate: The risk-free interest rate was based on U.S. Treasury interest rates at the time of the grant whose term is consistent with expected life of the stock options.

Expected Life: The expected life (estimated period of time outstanding) of stock options granted was estimated based on historical exercise and termination activity.

Stock compensation expense was recognized based on awards expected to vest.  There was no estimated forfeiture as the Company has a short history of issuing options. ASC Topic 718 requires forfeiture to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The following is a summary of the stock options activity:

	Number of	Weighted-
	Options	Average
	Outstanding	Exercise
		Price

Balance at December 31, 2009	1,263,978	$2.01
Granted	563,496	$2.73
Forfeited	(571,687)	-
Exercised	(194,589)	$0.47
Balance at December 31, 2010	1,061,198	$2.50
Granted	98,361	$2.71
Forfeited	(391,583)	-
Exercised	(92,947)	$0.38
Balance at December 31, 2011	675,029	$2.81
Options vested and exercisable on December 31, 2011	261,571	$2.77

Of the total options granted, options to purchase an aggregate of 261,571 shares of common stock are fully vested, exercisable and non-forfeitable. The aggregate intrinsic value of options vested and exercisable was $5,404.

As of December 31, 2011, there was a total of $636,012 of unrecognized compensation cost related to unvested stock options expected to be recognized over a weighted average period of approximately two years.

The following is a summary of the status of options outstanding at December 31, 2011 and 2010:

Outstanding Options at December 31, 2011				Exercisable Options

Range of	Number	Weighted	Weighted	Number	Weighted
Exercise Price		Average	Average		Average
		Remaining	Exercise		Exercise
		Contractual	Price		Price
		Life
$0.20 - $1.02	30,025	5.93years	$0.20	30,025	$0.20
$2.21 - $2.48	207,553	3.76years	$2.32	83,118	$2.37
$2.62 - $3.00	267,651	4.76years	$2.74	56,653	$2.77
$3.92 - $4.36	169,800	7.76years	$3.97	91,775	$3.97
Total	675,029			261,571	$2.77

Outstanding Options at December 31, 2010				Exercisable Options

Range of	Number	Weighted	Weighted	Number	Weighted
Exercise Price		Average	Average		Average
		Remaining	Exercise		Exercise
		Contractual	Price		Price
		Life
$0.10 - $1.02	167,114	7.1 years	$0.44	92,708	$0.39
$2.21 - $3.00	700,684	5.9 years	$2.58	145,453	$2.40
$3.92 - $4.36	193,400	8.8 years	$3.97	61,467	$3.93
Total	1,061,198			299,628	$2.09

For the years ended December 31, 2011 and 2010, stock compensation expenses were $Nil and $263,000, respectively.

For the years ended December 31, 2011 and 2010, stock option compensation amortization expenses were $341,000 and $433,000, respectively.

16.           RELATED PARTY TRANSACTIONS

In 2011, an executive officer and his spouse provided guarantees to a bank for banking facilities in the amount of $4,767,000 extended to the Company.

In 2011, an executive officer provided guarantees to two banks for banking facilities in the aggregate amount of $12,244,000 extended to the Company.

In 2010, a director and his spouse as well as an executive officer provided guarantees to a bank for banking facilities in the amount of $7,100,000 extended to the Company.

In 2010, a director and an executive officer provided guarantees to a bank for banking facilities in the amount of $5,300,000 extended to the Company.

In 2010, an executive officer provided an unlimited personal guaranty to two banks for banking facilities for the Company in the aggregate principal amount of $16,000,000.

17.           INCOME TAXES

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

The Company and its wholly owned subsidiary, SinoHub International, Inc. are incorporated in the United States and have incurred operating losses since inception.  These operating loss carry forwards (NOLs) will expire, if not utilized, commencing in 2028. Management believes the realization of tax benefits from these NOLs is uncertain due to the Company’s current operating history and continuing losses in the US for tax purposes.  Accordingly, no net deferred tax benefit has been recorded.

The Company’s subsidiaries in Hong Kong are subject to Hong Kong profits tax at a statutory rate of 16.5%.  No provision for Hong Kong profits tax was required as these entities incurred losses during 2011 and 2010.  Management believes the realization of tax benefits from the net operating losses is uncertain due to the Company’s current operating history and continuing losses.  Accordingly, no net deferred tax benefit has been recorded.

The Company’s subsidiaries in China would be subject to China income tax at a statutory rate of 25% in 2011 and 2010.  However, these subsidiaries are located in special economic regions and/or qualify as “new or high-technology enterprises” that are allowed special tax reductions until 2012. The Company’s subsidiaries in China were subject to a special tax rate was 24% and 22% in 2011 and 2010 respectively.

Income tax expense for 2011 and 2010 is summarized as follows:

	2011	2010

Current	$4,579,000	$6,749,000
Deferred	-	-
	$4,579,000	$6,749,000

Provision for income taxes mainly represents the PRC income taxes calculated at the applicable rate on SinoHub Electronics Shenzhen, Limited and SinoHub SCM Shenzhen, Limited.

The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2011 and 2010 is as follows:

	2011		2010
			(As Restated)

Income before income taxes	$11,253,000	100%	$26,473,000	100%

China income taxes at statutory rate	$2,813,000	25%	$6,618,250	25%
Operating loss carried forward	1,878,000	17%	925,000	3%
China qualified income tax exemptions	(112,000)	-1%	(794,000)	-3%
Income tax expense	$4,579,000	41%	$6,749,000	25%

Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax and book basis of assets and liabilities, and are recognized based on the enacted statutory tax rates for the year in which the Company expects the differences to reverse. A valuation allowance is established against a deferred tax asset when it is more likely than not that the asset or any portion thereof will not be realized. The Company provided a full valuation allowance against the deferred tax benefits related to net operating losses for the year ended December 31, 2011 and 2010.

An analysis of the Company’s deferred tax liabilities and deferred tax assets as of December 31, 2011 and 2010 was as follows:

	2011	2010
Tax loss carried forward	$2,006,000	$1,213,000
Valuation allowance	(2,006,000)	(1,213,000)
	$-	$-

18.           CONCENTRATIONS AND RISKS

Substantially all of Company's assets are located in the PRC and Hong Kong.

During 2011 and 2010, 70% and 40% of revenues were derived from overseas sales, respectively.

Major customers and sales to those customers as a percentage of total sales were as follows:

	Customer A	Customer B	Customer C
For the year ended
December 31, 2011	21%	8%	6%
December 31, 2010	10%	7%	5%

19.           SEGMENT INFORMATION

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

The Company's chief operating decision maker is the Chief Executive Officer.  The following were details of the Company's reportable segments:

	For the year ended December 31,
	2011	2010
Revenues from external customers:
ECSS	$105,135,000	$135,461,000
ICM	91,055,000	61,232,000
	$196,190,000	$196,693,000
Depreciation:
ECSS	$1,392,000	$1,284,000
ICM	2,558,000	360,000
	$3,950,000	$1,644,000
Stock compensation expense:
ECSS	$-	$191,000
ICM	-	72,000
	$-	$263,000
Stock option compensation amortization:
ECSS	$209,000	$380,000
ICM	132,000	53,000
	$341,000	$433,000
Provision for bad debts:
ECSS	$1,156,000	$188,000
ICM	123,000	141,000
	$1,279,000	$329,000

Interest income:
ECSS	$1,014,000	$198,000
ICM	640,000	39,000
	$1,654,000	$237,000
Interest expense:
ECSS	$2,088,000	$342,500
ICM	1,028,000	116,500
	$3,116,000	$459,000
Income taxes expenses:
ECSS	$2,547,000	$3,513,000
ICM	2,032,000	3,236,000
	$4,579,000	$6,749,000
Income from operations:
ECSS	$5,915,000	$17,317,000
ICM	5,075,000	8,751,000
	$10,990,000	$26,068,000

Total amount of income from operations is consistent with the consolidated statements of operations.

Addition to property and equipment:
ECSS	$1,470,000	$1,712,000
ICM	2,104,000	7,736,000
	$3,574,000	$9,448,000
Total segment assets:
ECSS	$68,636,000	$61,074,000
ICM	109,567,000	49,029,000
	$178,203,000	$110,103,000

20.          GEOGRAPHICAL REVENUE

Of SinoHub’s $196.2 million in revenue in 2011, approximately $58.2 million was from sales in PR China and $138 million was from sales in Hong Kong.

21.           SUBSEQUENT EVENTS

On February 13, 2012, the Company entered into a Joint Venture Agreement (the “Agreement”) with Ciao Telecom, Inc. (“Ciao Telecom”) relating to the manufacture and sale of mobile communications devices in Brazil.   Pursuant to the terms of the Agreement, the joint venture will create a Brazilian corporation to be named CiaoHub, S.A. (“CiaoHub”).  SinoHub and Ciao Telecom will each initially own 46.5% of CiaoHub, with the remaining 7% to be equally divided among the seven directors of CiaoHub.  The Agreement provides that Ciao Telecom will be responsible for obtaining land, government permits and debt financing for the construction of a factory in Brazil and for organizing and completing the construction of the factory. Ciao will also be responsible for the marketing of the products produced by the factory.  The Agreement further provides that SinoHub will be responsible for developing a business plan to facilitate CiaoHub’s fund-raising efforts, managing the operations of the factory and assisting in the sale of the products produced by the factory.