Form 10-K/A
period 2011-12-31
SINOHUB, INC.
filed 2012-03-30
CIK 1406574

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the ”Amended Filing”) to SinoHub, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012 (the ”Original Filing”) is to furnish Exhibit 101 to the Form 10-K. Exhibit 101 consists of the following financial statements from the Annual Report on Form 10-K of SinoHub, Inc. for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets, (ii)  Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

Index to Exhibits

The following documents are included as exhibits to this Form 10-K/A. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed with this Form 10-K/A or was filed with the Form 10-K of the Registrant filed on March 30, 2012.

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
101***
The following financial statements from this Annual Report on Form 10-K of SinoHub, Inc. for the year ended December 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets, (ii)  Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Previously filed with the 10-K of the Registrant filed on March 30, 2012.

** Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

*** Furnished with this Form 10-K/A.

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