Form 10-K/A
period 2011-12-31
SINOHUB, INC.
filed 2012-04-11
CIK 1406574

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

SINOHUB, INC.

FORM 10-K

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 (the ”Amended Filing”) to the Annual Report of SinoHub, Inc. (“SinoHub”) on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012 (the ”Original Filing”) is to update the description of the ownership ownership of equity interests in CiaoHub, SA (“CiaoHub”), a Brazilian company formed as part of a joint venture between SinoHub and Ciao Telecom, Inc. set forth in Item 1 of the Original Filing under the caption “Our Corporate Structure” and in Note 21 to SinoHub Inc’s audited financial statements.  The Original Filing stated that each of  SinoHub and Ciao Telecom, Inc. (“Ciao Telecom”) owned 46.5% of CiaoHub with CiaoHub’s directors owning the remaining 7% in the aggregate.  SinoHub discovered an inadvertent error in the incorporation documents for CiaoHub which resulted in each of SinoHub and Ciao Telecom owning 46.5% of CiaoHub instead of 47%.  The error was subsequently corrected, and each of SinoHub and Ciao Telecom currently owns 47% of CiaoHub with CiaoHub’s directors owning the remaining 6% in the aggregate.

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

CiaoHub, SA was incorporated in March 2012 in Vila Velha, Espirito Santo, Brazil. SinoHub, Inc. owns 47% of CiaoHub, SA. Mr. Cochran, CEO of SinoHub, owns 1% of CiaoHub as is required under Brazilian law for directors of a Brazilian corporation.

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
101*
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

SINOHUB, INC.

Date: April 11, 2012	By:	/s/ Henry T. Cochran
Henry T. Cochran
Chief Executive Officer

Date: April 11, 2012	By:	/s/De Hai Li
De Hai Li
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Henry T. Cochran	Director and Chief Executive Officer	April 11, 2012
Henry T. Cochran	(Principal Executive Officer)

/s/ De Hai Li	Chief Financial Officer	April 11, 2012
De Hai Li	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lei Xia	Director and President	April 11, 2012
Lei Xia

/s/ Daniel Chi Keung Lui	Director	April 11, 2012
Daniel Chi Keung Lui

/s/ Jeff Qi He	Director	April 11, 2012
Jeff Qi He

/s/ Ted Liangche Shen	Director	April 11, 2012
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

21.           SUBSEQUENT EVENTS

On February 13, 2012, the Company entered into a Joint Venture Agreement (the “Agreement”) with Ciao Telecom, Inc. (“Ciao Telecom”) relating to the manufacture and sale of mobile communications devices in Brazil.   Pursuant to the terms of the Agreement, the joint venture will create a Brazilian corporation to be named CiaoHub, S.A. (“CiaoHub”).  SinoHub and Ciao Telecom will each initially own 47% of CiaoHub, with the remaining 6% to be equally divided among the seven directors of CiaoHub.  The Agreement provides that Ciao Telecom will be responsible for obtaining land, government permits and debt financing for the construction of a factory in Brazil and for organizing and completing the construction of the factory. Ciao will also be responsible for the marketing of the products produced by the factory.  The Agreement further provides that SinoHub will be responsible for developing a business plan to facilitate CiaoHub’s fund-raising efforts, managing the operations of the factory and assisting in the sale of the products produced by the factory.