Form 10-K/A
period 2011-12-31
SINOHUB, INC.
filed 2012-04-30
CIK 1406574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

SINOHUB, INC.

FORM 10-K

EXPLANATORY NOTE

The sole purpose of this Amendment No. 3 (the ”Amended Filing”) to the Annual Report of SinoHub, Inc. (“SinoHub”) on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012 (the ”Original Filing”) is to provide the information required by Items 10-14 of Part III of the Original Filing, which we originally intended to incorporate by reference from our 2011 definitive proxy statement. On the cover page of this Amendment No. 3, we have also updated the prior disclosure noting that portions of the definitive proxy statement were to be incorporated by reference to indicate that no documents are being incorporated by reference into this Amended Filing.

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

Name	Age	Position	Term as a Director (1)
Henry T. Cochran	68	Chief Executive Officer and Chairman of the Board	May 2008 to the Present
Lei Xia	43	President and Director	May 2008 to the Present
Daniel Chi Keung Lui	58	Director	July 2010 to the Present
Jeff Qi He	40	Director	October 2010 to the Present
Ted Liangche Shen	51	Director	January 2011 to the Present

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

Jeff Qi He has served as a managing director of commercial operations for Saint-Gobain Abrasives Inc. since 2006.  Previously, from 2003 until 2006, Mr. He served as a strategy director for Bonded Abrasives World Wide, a $400 million global business unit of Saint-Gobain Abrasives, Inc., where Mr. He participated in global business development within emerging markets.  Prior to Bonded Abrasives World Wide, from 2001 to 2003, Mr. He served as a consultant for Bain & Company, Inc., an international management consulting firm specializing in strategy development and implementation for various Fortune 1000 companies.  From 1997 until 1999, Mr. He served as a senior financial analyst for Intel Corporation, where he managed multiple project teams aimed at improving various internal and external financial and manufacturing processes.  Mr. He holds a M.B.A. from the Goizueta Business School.

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

Name	Age	Position	Term as a Officer (1)
Henry T. Cochran	68	Chief Executive Officer and Chairman of the Board	May 2008 to the Present
Lei Xia	43	President and Director	May 2008 to the Present
De Hai Li	43	Chief Financial Officer	November 2008 to the Present

_______________
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

Additional information regarding Henry T. Cochran and Lei Xia is set forth above under the caption “Directors.”

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our shares of Common Stock to file with the SEC initial reports of ownership of shares of Common Stock and reports of changes in such ownership. The SEC’s rules require such persons to furnish us with copies of all Section 16(a) reports that they file.  Based on a review of these reports, we believe that the applicable Section 16(a) reporting requirements were complied with for all transactions which occurred in the fiscal year ended December 31, 2011.

Board of Directors and Committees

The Company has established separate audit, nominating and compensation committees that are described below.  Our audit, compensation and nominating committees each operate under a charter that has been approved by our board of directors. Printable copies of the charters for the audit, compensation and nominating  committees  are available at www.sinohub.com under the heading Investors (Corporate Governance).

Code of Business Conduct and Code of Ethics

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

Nominating Committee

The Company has established a nominating committee, which members are comprised of Daniel Chi Keung Lui, Jeff Qi He, and Ted Liangche Shen.  Mr. He acts as chairman of the nominating committee.  The nominating committee is primarily responsible for the nomination of potential directors for the Company’s Board of Directors.

Compensation Committee

Daniel Chi Keung Lui, Jeff Qi He, and Ted Liangche Shen are the members of our compensation committee.  Mr. He serves as the chairman of the compensation committee.   The compensation committee is primarily responsible for overseeing and administering our compensation plans and executive compensation matters.

Board of Directors Independence

Our Board of Directors currently consists of five members.  The following three members of the Board of Directors are “independent” as defined in applicable NYSE Amex rules: Daniel Chi Keung Lui, Jeff Qi He, and Ted Liangche Shen.

Compensation Committee Interlocks And Insider Participation

The Compensation Committee of the Board is comprised of Messrs. He (chair), Lui, and Shen, each a non-employee director of the Company.  None of our executive officers serves on the Compensation Committee or board of directors of any other company of which any members of our Compensation Committee or any of our directors is an executive officer.

Audit Committee Report

The Audit Committee of the Board is composed of three directors, all of whom meet the current NYSE Amex test for independence.  The Committee acts under a written charter adopted by the Board.  The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2011 (the “Audited Financial Statements”).

•	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;

•
The Audit Committee discussed with Baker Tilly Hong Kong Limited (“Baker Tilly”), the Company’s independent auditors for fiscal 2011, the matters required to be discussed by Statements on Auditing Standards No. 61 (Codification of Statements on Auditing Standards, AU §380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

•
The Audit Committee received from the independent auditors the written disclosures regarding auditor independence and the letter required by Independence Standards Board Standard No. 1 ( Independence Discussions with Audit Committees ), discussed with Baker Tilly its independence from the Company and its management, and considered whether Baker Tilly’s provision of non-audit services to the Company was compatible with the auditor’s independence; and

•
Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee recommended to the Board that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, for filing with the U.S. Securities and Exchange Commission.

All members of the Audit Committee concur in this report.

AUDIT COMMITTEE:	Daniel Chi Keung Lui

Jeff Qi He

Ted Liangche Shen

The Audit Committee Report above does not constitute “soliciting material” and will not be deemed “filed” or incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate our SEC filings by reference, in whole or in part, notwithstanding anything to the contrary set forth in those filings.

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

Summary Compensation Table

Name and	Year	Salary	Bonus	Stock	All Other	Total
Principal Position				Awards (1)	Compensation (2)	Compensation
Henry T. Cochran,	2011	$260,000	$0	$0	$0	$260,000
Chief Executive Officer	2010	$250,000	$20,833	$75,000	$18,253	$364,086
Lei Xia,	2011	$230,000	$0	$0	$0	$230,000
President	2010	$220,000	$18,333	$66,000	$15,872	$320,205
De Hai Li,	2011	$210,000	$0	$0	$0	$210,000
Chief Financial Officer	2010	$200,000	$16,667	$100,000	$0	$316,667

(1)
The amounts reported in this column represent the grant date fair value of shares of restricted stock. Pursuant to SEC rules, the amounts shown in these columns exclude the impact of estimated forfeitures related to service-based vesting conditions.  The assumptions made when calculating the amounts in this table are found in Note 12 to the SinoHub consolidated financial statements for the years ended December 31, 2011 and December 31, 2010 contained in the annual report accompanying this Proxy Statement.

(2)	The amounts reported in this column represent the dollar value of all “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes.

Employment Contracts

The Named Executive Officers have entered into standard employment contracts with subsidiaries of SinoHub, pursuant to which the officers are engaged to serve in their respective positions.  The employment contracts set forth the officer’s annual salary, hours of work, social insurance requirements and other terms.  This is the standard form of employment contract entered into with all of SinoHub’s employees.   The terms of the employment contracts include the following:

Name	Term	Monthly Wage (1)	Job Title
Henry T. Cochran	January 1, 2012 through December 31, 2012	$21,667	Chief Executive Officer
Lei Xia	January 1, 2012 through December 31, 2012	$19,167	President
De Hai Li	January 1, 2012 through December 31, 2012	$17,500	Chief Financial Officer

(1)	A portion of each of Messrs. Cochran, Xia and Li’s monthly salary is payable in RMB at a rate of US$5,000, $4,000, and $3,000 respectively per month based on the exchange rate at the time of payment.

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

Grants of Plan-Based Awards

There were no equity or non-equity awards granted to the Named Executive Officers in 2011.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding stock options held by the Company’s Named Executive Officers at December 31, 2011.

Option Exercises and Stock Vested in 2011

Our Named Executive Officers did not exercise any stock options during fiscal year 2011.  Our Named Executive Officers did not acquire any shares upon the vesting of stock awards during fiscal year 2011.

Director Compensation

The following table sets forth all compensation awarded to, earned by or paid to the directors in 2011 for service as directors:

Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Henry T. Cochran	$0	0	$0	0	0	0	$0
Lei Xia	$0	0	$0	0	0	0	$0
Charles T. Kimball (1)	$0	0	$0	0	0	0	$0
Will Wang Graylin (2)	$0	0	$0	0	0	0	$0
Richard L. King (3)	$0	0	$0	0	0	0	$0
Daniel Chi Keung Lui (4)	$17,000	0	$0	0	0	0	$17,000_
Jeff Qi He (5)	$15,000	0		$0	0	0	$15,000
Ted Liangche Shen (6)	$15,000	0	$9,406	0	0	0	$24,406

(1)
On January 2, 2011, Mr. Kimball resigned as a director of the Company.  The “Option Awards” column does not reflect a non-qualified option to purchase 107,914 shares of SinoHub Common Stock at $2.35 (average of 5 prior trading days closing price) for a period of 5 years granted on January 1, 2009 for future service to the Company vesting on a quarterly basis at a rate of 20% per year.   Because of his resignation on January 2, 2011, no portion of his stock option vested in 2011.

(2)
Mr. Graylin was not being nominated for re-election at the 2011 Annual Meeting of Stockholders as a result of the determination of the Board to reduce the size of the Board to five members effective as of the 2011 Annual Meeting. His term expired on July 12, 2012, the date of the 2011 Annual Meeting.  The “Option Awards” column does not reflect a non-qualified option to purchase 59,347 shares of SinoHub Common Stock at $2.48 (average of 5 prior trading days closing price) for a period of 5 years granted on January 14, 2009 for future service to the Company vesting on a quarterly basis at a rate of 20% per year.    The grant date fair value of the portion of that option which vested during 2011 is $10,000.

(3)
On January 25, 2011, Mr. King resigned as a director of the Company.  The “Option Awards” column does not reflect a non-qualified option to purchase 58,651 shares of SinoHub Common Stock at $2.35 (average of 5 prior trading days closing price) for a period of 5 years granted on February 3, 2009 for future service to the Company vesting on a quarterly basis at a rate of 20% per year.  Because of his resignation on January 25, 2011, no portion of his stock option vested in 2011.

(4)
The “Option Awards” column does not reflect a non-qualified option to purchase 109,200 shares of SinoHub Common Stock at $2.62 (the last closing price prior to the grant) for a period of 5 years granted on July 21, 2010 for future service to the Company vesting on a quarterly basis at a rate of 20% per year.   The grant date fair value of the portion of that option which vested during 2011 is $40,000.

(5)
The “Option Awards” column does not reflect a non-qualified option to purchase 119,206 shares of SinoHub Common Stock at $2.21 (the last closing price prior to the grant) for a period of 5 years granted on October 12, 2010 for future service to the Company vesting on a quarterly basis at a rate of 20% per year.  The grant date fair value of the portion of that option which vested during 2011 is $36,000.

(6)
On January 29, 2011, Mr. Shen was elected to serve as a director of the Company. The “Option Awards” column reflects a non-qualified option to purchase 98,361 shares of SinoHub Common Stock at $2.71 (the last closing price prior to the grant) for a period of 5 years granted on January 29, 2011 for future service to the Company vesting on a quarterly basis at a rate of 20% per year.   The grant date fair value of the portion of that option which vested during 2011 is $27,000.

All compensation paid to our employee directors is set forth in the tables summarizing executive officer compensation above.  For the 2011 fiscal year, non-employee directors were entitled to receive $1,000 for each meeting attended in person and the stock options captioned above based on approximately $20,000 per year compensation under the Black-Scholes pricing model.  Members of the audit committee were entitled to receive $3,000 for each audit committee meeting attended in person and annual stock option grants of an amount of shares that will produce a value of approximately $16,000 under the Black-Scholes pricing model, and the chairman of the audit committee was entitled to receive $3,500 for each audit committee meeting attended in person and annual stock option grants of an amount of shares that will produce a value of approximately $20,000 under the Black-Scholes pricing model.  The stock option grants for service on the board and on the audit committee have typically been structured as options granted near the time that service begins vesting quarterly over 5 years with the amount vesting in each 12 month period producing the targeted annual value under the Black-Scholes pricing model.  As set forth in the table above, in 2011 Mr. Kimball received $0 in cash for 0 board meetings attended in person and 0 audit committee meetings attended in person; Mr. Graylin received $0 in cash for 0 board meetings attended in person; Mr. King received $0 in cash for 0 board meetings attended in person; Mr. Lui received $17,000 in cash for 3 board meetings and 4 audit committee meetings attended in person; Mr. He received $15,000 in cash for 3 board meetings and 4 audit committee meetings attended in person; and Mr. Shen received $15,000 in cash for 3 board meetings and 4 audit committee meetings attended in person.

The amounts reported in “Option Awards” represent the aggregate grant date fair value of stock options awarded in each year in accordance with Accounting Standards Codification (ASC) Topic 718, Compensation — Stock Compensation (formerly Statement of Financial Accounting Standards (SFAS) No. 123R).  Assumptions used in the calculation of these amounts for the fiscal year ended December 31, 2011 are included in Note 12 “Stock Options” to the Company’s audited financial statements for the fiscal year ended December 31, 2011.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table includes the information as of the end of 2011 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) ) (c)
Equity compensation plans approved by security holders (1)	674,929	$2.81	2,610,188
Equity compensation plans not approved by security holders	-	-	-
Total	674,929		2,610,188

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

Security Ownership of Beneficial Owners and Management

The following table sets forth certain information as of April 24, 2012 with respect to the beneficial ownership of shares of the Company’s Common Stock by (i) each person or group, according to the most recent Schedule 13D or Schedule 13G filed with the Securities and Exchange Commission or otherwise known to us, to beneficially own more than 5% of the outstanding shares of such stock, (ii) each director; (iii) each of our executive officers named in the Summary Compensation Table in the section titled “Director and Executive Compensation” currently serving as an executive officer; and (iv) the executive officers and directors as a group.  Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock (the only class of outstanding stock), except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 33,454,903 shares of common stock outstanding as of April 24, 2012.  Except as otherwise indicated in the footnotes to the table, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class (1)

Jan Rejbo	3,508,505(2) (3)	10.49%
75/12 M.12 Grand Crystal, Praditmanutham Road
Klong Kum, Beung Kum
Bangkok, Thailand 10240

RENN Universal Growth Investment Trust PLC (4)	2,911,762(2)	9.39%
8080 N. Central Expressway, Suite 210, LB-59
Dallas, Texas 75206

Henry T. Cochran (5)(6)	2,727,845	8.15%

Lei Xia (5) (7)	2,351,509	7.02%

De Hai Li (5)(8)	81,355	*

Daniel Chi Keung Lui (9)	48,220	*

Jeff Qi He (10)	45,760	*

Ted Liangche Shen (11)	34,590	*

All Officers and Directors as a Group (6 persons) (12)	5,289,279	15.71%

*	Less than 1%.

(1)	The percentage shown in the table is based on 33,454,903 shares of Common Stock outstanding on April 24, 2012.

(2)	The numbers of shares of Common Stock of the Company are as shown in the filed Schedule 13G or Schedule 13D reviewed by the Company or as of the latest practicable date.

(3)	Includes 20,000 shares held by Mr. Rejbo's daughter as to which Mr. Rejbo disclaims beneficial ownership.

(4)
Includes 741,175 shares which may be purchased pursuant to currently exercisable warrants.  The percentage shown in the table is based on the shares issuable upon exercise of the warrants as described herein.   Russell Cleveland is the President of both RENN Capital Group, Inc., the investment manager of RENN Universal Growth Investment Trust PLC (“RUGIT”) and of RUGIT.  Mr. Cleveland may be deemed to be the beneficial owner of the shares beneficially owned by RUGIT.  Mr. Cleveland disclaims any such beneficial ownership

(5)	The business address for these individuals is 6/F, Building 51, Road 5, Qiongyu Blvd., Technology Park, Nanshan District, Shenzhen 518053, People’s Republic of China.

(6)	Includes 30,000 shares issuable pursuant to an outstanding stock option within 60 days after April 24, 2012.

(7)	Includes 337,445 shares owned by Mr. Xia's wife Han Tao Cui. Includes 30,000 shares issuable pursuant to an outstanding stock option within 60 days after April 24, 2012.

(8)	Includes 30,000 shares issuable pursuant to an outstanding stock option within 60 days after April 24, 2012.

(9)
The home address for this individual is Flat F, 18/F, Blk 4 Metro City Phase 2, 8 Yan King Rd., Tseung Kwan O, Hong Kong.  Includes 48,220 shares issuable pursuant to outstanding stock options within 60 days after April 24, 2012.

(10)
The business address for this individual is No. 118, 2008 Chengsan Road, Pudong, Shanghai, China 200125.  Includes 45,760 shares issuable pursuant to outstanding stock options within 60 days after April 24, 2012.

(11)
The business address for this individual is Rm. 901, No. 28, Alley 135, Xujiahui Road, Shanghai, PR China 20023.  Includes 34,590 shares issuable pursuant to outstanding stock options within 60 days after April 24, 2012.

(12)	Includes 337,445 shares owned by Mr. Xia's wife Han Tao Cui. Includes 218,570 shares issuable pursuant to outstanding stock options within 60 days after April 24, 2012.

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

On June 2, 2010, the Company’s Chief Financial Officer, who is also a shareholder of the Company, provided an unlimited guarantee for a revolving credit line given to SinoHub SCM Shenzhen Limited by the Shenzhen branch of the Ningbo Bank in the maximum amount of $5,000,000.  No consideration was paid to him for the guarantee.  In December 2010, the revolving credit line was replaced with a new revolving credit line from the Shenzhen branch of the Ningbo Bank in the maximum amount of $7,000,000 which was also guaranteed by the Company’s CFO.  The facility renews each year and is available through July, 2012.  The Company’s subsidiary, SinoHub Electronics Shenzhen, Ltd. has also provided guarantees for the revolving credit line loan with no consideration paid to it.  The guarantees of the CFO and of SinoHub Electronics Shenzhen, Ltd. are no longer in effect.

In November 2010, our President, his spouse and our CFO provided guarantees for a letter of credit facility with Industrial Bank given to SinoHub SCM Shenzhen Limited in the amount of $7,100,000.  In addition, two of our subsidiaries, SinoHub Electronics Shenzhen, Ltd. and Topology Communication Technology (Shenzhen) Ltd., guarantee the facility.  No consideration was paid to any of these parties in connection with their guarantees.  The facility is currently available through December, 2012.

In July 2011, our President provided guarantees  for a lines of credit facility with Bank of Jiangsu given to SinoHub SCM Shenzhen Limited in the amount of $15,534,000  for banking facilities in the aggregate amount of $12,244,000 extended to the Company.  In addition, two of our subsidiaries, SinoHub Electronics Shenzhen, Ltd. and Topology Communication Technology (Shenzhen) Ltd., guarantee the facility.  No consideration was paid to any of these parties in connection with their guarantees.  The facility renews each year and is currently available through July, 2012.

In October 2011, our President and his spouse provided guarantees for a bank’s acceptance bill facility with Bank of Shanghai given to SinoHub SCM Shenzhen Limited in the amount of $4,767,000.  In addition, one of our subsidiaries, SinoHub Electronics Shenzhen, Ltd., guarantees the facility.  No consideration was paid to any of these parties in connection with their guarantees.  The facility renews each year and is currently available through October, 2012.

On February 13, 2012, we entered into a Joint Venture Agreement (the “Agreement”) with Ciao Telecom, Inc. (“Ciao Telecom”) relating to the manufacture and sale of mobile communications devices in Brazil.   Pursuant to the terms of the Agreement, we and Ciao Telecom created a Brazilian corporation  named CiaoHub, S.A. (“CiaoHub”).  SinoHub and Ciao Telecom each own 47% of CiaoHub, with the remaining 6% equally divided among the six directors of CiaoHub.  Our CEO is one of the six directors and owns 1% of CiaoHub.

Item 14.  Principal Accountant Fees and Services.

Baker Tilly Hong Kong Limited (“Baker Tilly”) is our Principal Independent Registered Public Accountants engaged to examine our financial statements for the fiscal years ended December 31, 2011, 2010 and 2009.  Jimmy C.H. Cheung & Co. Certified Public Accountants (“Cheung”) was our independent accounting firm for the fiscal year ended December 31, 2008.  On February 3, 2010, the Company was notified that effective January 29, 2010, the US Audit Practice of Cheung merged with Baker Tilly resulting in the resignation of Cheung as independent registered public accounting firm for the Company.  The Audit Committee then selected Baker Tilly as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2009.

During the Company’s most two recent fiscal years ended December 31, 2011 and 2010 and through March 30, 2012, the Company did not consult with Baker Tilly or Cheung on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and neither Baker Tilly nor Cheung provided either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

The table below shows the fees that we paid or accrued for the audit and other services provided by Baker Tilly for the fiscal years ended December 31, 2011 and December 31, 2010.

Fee Category	2011	2010

Audit Fees	$475,217	$208,091

Audit-Related Fees	$1,500	$6,600

Tax Fees	$-	$-

All Other Fees	$-	$-

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

Pre-Approved Services

The Audit Committee’s charter provides for pre-approval of audit, audit-related and tax services to be performed by the independent auditors.  The Audit Committee approved the audit, audit-related and tax services to be performed by independent auditors and tax professionals in 2010 and 2011.

The charter also authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.  The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.  The Audit Committee has not delegated such authority to its members.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(b)   Exhibits

 EXHIBITS

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.**
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.**

* Filed herewith.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINOHUB, INC.

Date: April 30, 2012	By:	/s/ Henry T. Cochran
Henry T. Cochran
Chief Executive Officer

Date: April 30, 2012	By:	/s/De Hai Li
De Hai Li
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Henry T. Cochran	Director and Chief Executive Officer	April 30, 2012
Henry T. Cochran	(Principal Executive Officer)

/s/ De Hai Li	Chief Financial Officer	April 30, 2012
De Hai Li	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lei Xia	Director and President	April 30, 2012
Lei Xia

/s/ Daniel Chi Keung Lui	Director	April 30, 2012
Daniel Chi Keung Lui

/s/ Jeff Qi He	Director	April 30, 2012
Jeff Qi He

/s/ Ted Liangche Shen	Director	April 30, 2012
Ted Liangche Shen