Form 10-Q
period 2012-03-31
SINOHUB, INC.
filed 2012-05-15
CIK 1406574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐            No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2012
Common Stock, $0.001 par value per share	33,454,903 shares

SINOHUB, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “SinoHub” or "Company" refer to the consolidated operations of SinoHub, Inc., a Delaware corporation, and its wholly owned subsidiaries.

 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SINOHUB, INC. AND SUBSIDIARIES
CONDENDED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,169,000	$7,743,000
Restricted cash	95,799,000	65,019,000
Accounts receivable, net	71,210,000	39,951,000
Deposit with suppliers	692,000	393,000
Inventories, net	15,012,000	43,112,000
Prepaid expenses and other current assets	697,000	705,000
Other tax refundable	6,053,000	7,448,000
Other tax recoverable	728,000	2,561,000
Total current assets	197,360,000	166,932,000

PROPERTY AND EQUIPMENT, NET	10,307,000	11,271,000
LONG TERM INVESTMENT	19,000	-
TOTAL ASSETS	$207,686,000	$178,203,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,073,000	$7,720,000
Customer deposits	1,663,000	658,000
Accrued expenses and other current liabilities	1,292,000	1,587,000
Bank borrowings	98,117,000	68,681,000
Collateralized bank advances	11,579,000	8,408,000
Capital lease obligations – current portion	761,000	798,000
Income and other taxes payable	2,350,000	1,947,000
Total current liabilities	121,835,000	89,799,000

LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	214,000	452,000
Warrant derivatives	212,000	225,000
Total long term liabilities	426,000	677,000

TOTAL LIABILITIES	122,261,000	90,476,000

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 33,454,903 and 33,454,903 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	33,000	33,000
Additional paid-in capital	30,968,000	30,868,000
Retained earnings
Unappropriated	46,567,000	48,785,000
Appropriated	1,126,000	1,125,000
Accumulated other comprehensive income	6,731,000	6,916,000
Total stockholders’ equity	85,425,000	87,727,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$207,686,000	$178,203,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31
	2012	2011

NET SALES
ECSS	$13,810,000	$21,526,000
ICM	47,977,000	16,442,000
Total net sales	61,787,000	37,968,000
COST OF SALES
ECSS	13,395,000	17,310,000
ICM	46,793,000	12,972,000
Total cost of sales	60,188,000	30,282,000

GROSS PROFIT	1,599,000	7,686,000

OPERATING EXPENSES
Selling, general and administrative	1,798,000	2,713,000
Depreciation	627,000	466,000
Provision for bad debts	1,562,000	52,000
Total operating expenses	3,987,000	3,231,000

(LOSS) INCOME FROM OPERATIONS	(2,388,000)	4,455,000

OTHER INCOME (EXPENSE)
Interest expense	(744,000)	(490,000)
Interest income	645,000	342,000
Changes in fair values of warrant derivatives	14,000	511,000
Other, net	490,000	227,000
Total other income, net	405,000	590,000

INCOME BEFORE INCOME TAXES	(1,983,000)	5,045,000
Income tax expense	235,000	1,502,000

NET (LOSS) INCOME	(2,218,000)	3,543,000

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain	(185,000)	601,000

COMPREHENSIVE (LOSS) INCOME	$(2,403,000)	$4,144,000

SHARE AND PER SHARE DATA
Net (loss) income per share-basic	$(0.07)	$0.12
Weighted average number of shares-basic	33,455,000	30,181,000
Net (loss) income per share-diluted	$(0.07)	$0.12
Weighted average number of shares-diluted	33,455,000	30,336,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOHUB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Three months ended March 31
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,218,000)		$3,543,000
Adjustments to reconcile net (loss) income used in operation:
Depreciation - operating expenses	627,000		466,000
Depreciation - cost of sales	456,000		406,000
Provision for bad debts	1,562,000		52,000
Stock option compensation amortization	100,000		109,000
Changes in fair values of warrant derivatives	(14,000)		(511,000)
Changes in operating assets and liabilities:
Accounts receivable	(32,786,000)		(3,181,000)
Inventories	28,026,000		(5,175,000)
Prepaid expenses and other current assets	8,000		(1,201,000)
Deposit with suppliers	(297,000)		739,000
Other tax refundable	1,388,000		-
Accounts payable	(1,640,000)		845,000
Customer deposits	1,005,000		639,000
Accrued expenses and other current liabilities	(294,000)		63,000
Income and other taxes payable/recoverable	2,232,000		(1,183,000)
Net cash used in operating activities	(1,845,000)		(4,389,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase of restricted cash	(30,767,000)		(42,545,000)
Purchase of property and equipment	(126,000)		(2,793,000)
Long term investment	(19,000)		-
Net cash used in investment activities	(30,912,000)		(45,338,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock , net of costs	-		10,441,000
Bank borrowing proceeds	42,863,000		53,001,000
Bank borrowing repayments	(13,435,000)		(4,478,000)
Collateralized bank advances proceeds	3,171,000		-
Repayments of capital lease obligations	(276,000)		(128,000)
Net cash provided by financing activities	32,323,000		58,836,000

EFFECT OF EXCHANGE RATES ON CASH	(140,000)		317,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(574,000)		9,426,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,743,000		4,524,000
		$
CASH AND CASH EQUIVALENTS AT END OF PERIOD	7,169,000		$13,950,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$358,000		$490,000
Cash paid for income tax	$1,348,000		$2,092,000

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

On February 13, 2012, the Company entered into a Joint Venture Agreement (the “Agreement”) with Ciao Telecom, Inc. (“Ciao Telecom”) relating to the manufacture and sale of mobile communications devices in Brazil.   Pursuant to the terms of the Agreement, the joint venture created a Brazilian corporation named CiaoHub, S.A. (“CiaoHub”).  SinoHub and Ciao Telecom each initially own 47% of CiaoHub, with the remaining 6% equally divided among the six directors of CiaoHub.  The Agreement provides that Ciao Telecom will be responsible for obtaining land, government permits and debt financing for the construction of a factory in Brazil and for organizing and completing the construction of the factory. Ciao Telecom will also be responsible for the marketing of the products produced by the factory.  The Agreement further provides that SinoHub will be responsible for developing a business plan to facilitate CiaoHub’s fund-raising efforts, managing the operations of the factory and assisting in the sale of the products produced by the factory.

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

These condensed consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2011, previously filed with the Securities and Exchange Commission on April 11, 2012.

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

As noted above, the Company also owns 47% of CiaoHub, S.A.

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

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of March 31, 2012:

	Quoted Prices	Significant	Significant
	in Active	Other	Unobservable
	Markets for	Observable	Inputs
	Identical Assets	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
2010 Warrants	$—	$—	$212,000	$212,000

The following table sets forth a summary of changes in fair value of our derivative liability for the three months ended March 31, 2012 and 2011:

	2012	2011
Beginning Balance at January 1	$226,000	$1,692,000
Net gain included in earnings	(14,000)	(511,000)
Balance at March 31	212,000	1,181,000

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, bank borrowings, and other liabilities approximate their fair values because of the short-term nature of these instruments.  Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company’s operations are primarily based in the PRC. As a result, the Company may be subject to significant foreign currency risks and may have potential opportunities due to fluctuations in, and the degree of volatility of, foreign exchange rates between the United States dollar (“USD”) and the Chinese Renminbi (“RMB”). In July 2005, the PRC allowed the RMB to fluctuate within a narrow range ending its decade-old valuation peg to the USD. Since this change in 2005, the RMB has experienced positive trends in valuation against the USD; such trends are reflected in part by the foreign currency translation gains reported in the Company’s financial statements.

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

Reclassifications

Certain amounts reported for prior years have been reclassified to conform to the current period’s presentation.

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

2.           ACCOUNTS RECEIVABLE, NET

Accounts receivable at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)

Accounts receivable	$74,727,000	$41,905,000
Less: allowance for doubtful accounts	(3,517,000)	(1,954,000)
Accounts receivable, net	$71,210,000	$39,951,000

For the three months ended March 31, 2012 and 2011, the Company recorded provision for bad debts of $1,562,000 and $52,000, respectively.

3.           INVENTORIES, NET

Inventories at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)

Raw materials	$652,000	$1,371,000
Work-in-progress	838,000	1,040,000
Finished goods and goods for resale	13,711,000	40,890,000
	$15,201,000	$43,301,000
Less: allowance for obsolete inventories	(189,000)	(189,000)
Inventories, net	$15,012,000	$43,112,000

For the three months ended March 31, 2012 and 2011, the Company recorded no provision for obsolete inventories.

4.           BANK BORROWINGS AND FINANCING ARRANGEMENTS

The Company has secured financing facilities with certain PRC banks to support its business operations. The bank facilities include:

-
Lines of credit facility with China Construction Bank in the amount of $22,244,000 to support our component sales business.  Restricted cash balances are required as security for draws against the facility.  The facility renews each year and is available through January 2013. As of March 31, 2012, the Company had unused lines of credit facilities amounting to $3.1 million.

-
Lines of credit facility with Industrial Bank in the amount of $7,477,000 to support our business.  Restricted cash balances are required as security for draws against the facility.  In addition, the bank requires third party guarantees from a third party, two subsidiaries, SinoHub Electronics Shenzhen, Ltd. and Topology Communication Technology (Shenzhen) Ltd. and an executive officer. The facility is available through December, 2012. As of March 31, 2012, the Company had unused lines of credit facilities amounting to $4.8 million.

-
Lines of credit facility with Bank of Ningbo in the amount of $7,000,000 to support our electronics product manufacturing and sales business.  Restricted cash balances are required as security for draws against the facility.  The facility renews each year and is available through July 2012. As of March 31, 2012, the Company had unused lines of credit facilities amounting to $4.0 million.

-
Bank’s Acceptance Bill facility with Bank of Shanghai in the amount of $4,767,000 to support purchasing of raw material for our electronics product manufacturing and sales business.  Restricted cash balances are required as security for draws against the facility.   In addition, the bank requires third party guarantees from a subsidiary, SinoHub Electronics Shenzhen, Ltd. and the unlimited personal guaranty of an executive officer and his spouse.  The facility renews each year and is available through October 2012. As of March 31, 2012, the Company had unused Bank’s Acceptance Bill facility amounting to $3.2 million.

-
Lines of credit facility with Bank of Jiangsu in the amount of $15,534,000 to support our electronics product manufacturing and sales business.  Restricted cash balances are required as security for draws against the facility.  In addition, the bank requires third party guarantees from two subsidiaries, SinoHub Electronics Shenzhen, Ltd. and Topology Communication Technology (Shenzhen) Ltd. and an executive officer.  The facility renews each year and is available through July 2012. As of March 31, 2012, the Company had unused lines of credit facilities amounting to $9.5 million.

As of March 31, 2012, the Company had unused credit facilities amounting to $24.6 million.

Borrowings against these facilities at March 31, 2012 and December 31, 2011 were as follows:
			Interest rate	March 31,	December 31,
	From date	Maturity date	(per year)	$2012	$2011
Notes payable to a bank	January/11	January/12	3.00%	-	3,618,000
Notes payable to a bank	March/11	June/12	3.00%	-	2,557,000
Notes payable to a bank	April/11	April/12	3.00%	-	2,718,000
Notes payable to a bank	April/11	April/12	3.00%	-	5,158,000
Notes payable to a bank	May/11	May/12	3.00%	-	1,610,000
Notes payable to a bank	May/11	May/12	3.00%	-	10,359,000
Notes payable to a bank	May/11	May/12	3.00%	-	1,600,000
Notes payable to a bank	June/11	June/12	3.00%	-	3,253,000
Notes payable to a bank	June/11	June/12	3.00%	-	1,636,000
Notes payable to a bank	June/11	June/12	3.00%	-	3,594,000
Notes payable to a bank	June/11	June/12	3.00%	-	2,372,000
Notes payable to a bank	June/11	June/12	3.00%	-	1,172,000
Notes payable to a bank	July/11	January/12	2.80%	-	1,047,000
Notes payable to a bank	July/11	January/12	2.80%	-	2,019,000
Notes payable to a bank	September/11	September/12	4.31%	-	2,051,000
Notes payable to a bank	October/11	January/12	3.50%	-	2,307,000
Notes payable to a bank	October/11	January/12	3.10%	-	2,921,000
Notes payable to a bank	October/11	April/12	3.60%	-	3,040,000
Notes payable to a bank	November/11	February/12	3.50%	-	1,554,000
Notes payable to a bank	November/11	November/12	3.00%	-	4,031,000
Notes payable to a bank	December/11	June/12	7.02%	-	1,589,000

Notes payable to a bank	December/11	June/12	7.32%	-	2,383,000
Notes payable to a bank	December/11	December/12	3.00%	-	3,052,000
Notes payable to a bank	December/11	June/12	4.60%	-	3,040,000
Notes payable to a bank	December/11	June/12	7.02%	1,588,000	-
Notes payable to a bank	February/12	January/13	7.32%	627,000	-
Notes payable to a bank	March/12	September/12	7.32%	1,340,000	-
Notes payable to a bank	May/11	May/12	3.00%	1,599,000	-
Notes payable to a bank	June/11	June/12	3.00%	1,634,000	-
Notes payable to a bank	January/12	April/12	3.80%	1,504,000	-
Notes payable to a bank	February/12	May/12	3.80%	2,235,000	-
Notes payable to a bank	March/11	June/12	3.00%	2,556,000	-
Notes payable to a bank	April/11	April/12	3.00%	2,717,000	-
Notes payable to a bank	April/11	April/12	3.00%	5,155,000	-
Notes payable to a bank	May/11	May/12	3.00%	1,609,000	-
Notes payable to a bank	May/11	May/12	3.00%	10,354,000	-
Notes payable to a bank	June/11	June/12	3.00%	3,251,000	-
Notes payable to a bank	June/11	June/12	3.00%	3,592,000	-
Notes payable to a bank	June/11	June/12	3.00%	2,371,000	-
Notes payable to a bank	June/11	June/12	3.00%	1,172,000	-
Notes payable to a bank	November/11	November/12	3.00%	4,028,000	-
Notes payable to a bank	December/11	December/12	3.00%	3,051,000	-
Notes payable to a bank	February/12	May/12	3.26%	5,988,000	-
Notes payable to a bank	February/12	February/13	3.58%	6,189,000	-
Notes payable to a bank	February/12	August/12	3.10%	2,992,000	-
Notes payable to a bank	February/12	August/12	3.15%	2,992,000	-
Notes payable to a bank	March/12	September/12	3.15%	4,989,000	-
Notes payable to a bank	March/12	September/12	3.09%	3,141,000	-
Notes payable to a bank	October/11	April/12	3.60%	3,038,000	-
Notes payable to a bank	December/11	June/12	4.60%	3,038,000	-
Notes payable to a bank	January/12	January/13	5.23%	7,054,000	-
Notes payable to a bank	September/11	September/12	4.31%	2,050,000	-
Notes payable to a bank	March/12	March/13	3.25%	1,170,000	-
Notes payable to a bank	March/12	March/13	3.25%	278,000	-
Notes payable to a bank	March/12	March/13	3.25%	1,803,000	-
Notes payable to a bank	March/12	June/12	3.17%	3,012,000	-
				$98,117,000	$68,681,000
	Less : current portion			98,117,000	68,681,000
	Long -term portion			$-	$-

Interest expense for the three months ended March 31, 2012 and 2011 was $744,000 and $490,000 respectively. The weighted average interest rate of all loans outstanding is 3.5%.

As of March 31, 2012 SinoHub had restricted cash and bank loan balances of $87.5 million related to non-deliverable forward (NDF) contracts. The Company assumes no risk for the NDF contracts in these transactions. Under each NDF contract, The Company is obligated to deposit an agreed amount of money in RMB with the bank for one year and the bank is obligated to loan the Company an amount of US Dollars or Hong Kong Dollars at a small discount to current exchange rates that is paid directly to a supplier outside of PR China. As an example, if the Company owed a supplier in Hong Kong $1 million, in the third quarter of 2011 Chinese banks were willing to loan the Company $1 million for one year at a fixed rate of interest to pay the supplier as long as SinoHub was willing to deposit an amount of RMB (less than the current exchange rate) for one year in their bank. At the end of the one year period, the bank will use the deposit to pay off the loan and keep the difference, if any, resulting from any appreciation of the RMB against the dollar during the period. If the value of the RMB versus the US dollar declines, the bank will make up the difference, and the Company would not be required to make any payments to the bank to pay off the loan other than the deposit.

We have considered whether the NDF contracts that require assessment under FASB ASC Topic 815 should be accounted for as derivative instruments and concluded that these NDF contracts are loan commitments and are not derivative instruments and therefore FASB ASC Topic 815 does not apply.

5.           COLLATERALIZED BANK ADVANCES

Collateralized bank advances at March 31, 2012 consisted of purchases financed by two banks for which bank charges of 0.05% on the invoice amount is incurred and guaranteed by the Company’s restricted cash, a subsidiary of the Company and an executive officer of the Company.  Collateralized bank advances are due at various dates from April 17, 2012 through September 22, 2012 and bank advance charges due will be settled on the date of acceptance.

6.           CAPITAL LEASE OBLIGATIONS

Certain of the equipment included in fixed assets have been acquired under a capital lease.  The capital lease obligations are as follows:

	March 31, 2012	December 31, 2011
	(Unaudited)

Gross capital lease obligations	$975,000	$1,250,000
Less: current portion	761,000	798,000
Long-term capital lease obligations	$214,000	$452,000

The lease is guaranteed by a pledge of equipment with a total cost of  $2,747,000.  Depreciation expenses associated with capital leases were  $130,000 and $81,000 for the three months ended March 31, 2012 and 2011 respectively. Interest expenses associated with capital leases were $15,000 and $74,000 for the three months ended March 31, 2012 and 2011 respectively.

7.           WARRANT DERIVATIVES

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

At March 31, 2012, the fair value of the Company’s derivative warrants liability was $212,000.  The Company used the Black-Scholes valuation model to estimate the fair value of the Warrants.  Significant assumptions used at March 31, 2012 were as follows:

	2012	2011

Estimated market value of stock on grant date	$0.54	$1.89
Risk-Free interest Rate(1)	0.51%	1.60%
Dividend yield (2)	0.00%	0.00%
Volatility factor	129.09%	123.08%
Expected life (3)	2.93 years	3.9 years

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

8.           COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases factory, warehouse, office spaces and equipment from third parties under operating leases which expire at various dates from June 2012 through March 2015.  Rent expense for the three months ended was $235,000 and $271,000 respectively.  At March 31, 2012, the Company has outstanding commitments with respect to operating leases, which are due as follows:

Fiscal year ending December 31,
2012	949,000
2013	352,000
2014	58,000
2015	14,000
$1,373,000

The Company leases equipment under a non-cancelable capital lease agreement. Future minimum lease payments under the capital lease are as follows:

Fiscal year ending December 31,
2012	575,000
2013	432,000
1,007,000
Less: Interest	32,000
975,000
Less: Current portion	761,000
Capital lease obligation – Non-current	$214,000

Capital Commitment

As of March 31, 2012, the Company has a capital commitment with respect to a capital injection to a PRC subsidiary of $2,051,000 by April 2012.  As indicated in Note 17, in April 2012, the Company deferred the additional capital contribution.

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450-20.  As of March 31, 2012, there was no loss contingency.

9.           EARNINGS PER SHARE

The elements for calculation of earnings per share for the three months ended March 31, 2012 and 2011 were as follows:

	Three months ended March 31,
	2012	2011

Net (loss) income for basic and diluted earnings per share	$(2,218,000)	$3,543,000

Weighted average shares used in basic computation	33,455,000	30,181,000
Effect of dilutive stock options and warrants	-	155,000
Weighted average shares used in diluted computation	33,455,000	30,336,000

Earnings (loss) per share:
Basic	$(0.07)	$0.12
Diluted	$(0.07)	$0.12

During the first quarter of 2012, options to purchase 2,133,739 shares of common stock and warrants to purchase 3,577,502 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock were not included in the calculation because the effect is anti-dilutive. The diluted net loss per common share is the same as the basic net loss per share for the three months ended March 31, 2012 as all potential ordinary shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

During the first quarter of 2011, options to purchase 631,251 shares of common stock and warrants to purchase 3,577,502 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock were not included in the calculation because the effect is anti-dilutive.

10.           STOCKHOLDERS’ EQUITY

Warrants

Following is a summary of the status of warrants outstanding and exercisable at March 31, 2012 and December 31, 2011

March 31, 2012				December 31, 2011
			Average				Average
			Remaining				Remaining
	Number	Number	Contractual		Number	Number	Contractual
Exercise Price	Outstanding	Exercisable	Life	Exercise Price	Outstanding	Exercisable	Life
$3.00	2,649,069	2,649,069	1.45years	$3.00	2,649,069	2,649,069	1.70years
$3.11	853,433	853,433	3.42years	$3.11	853,433	853,433	3.67years
$3.25	75,000	75,000	0.84years	$3.25	75,000	75,000	1.09years
Total	3,577,502	3,577,502		Total	3,577,502	3,577,502

11.          STOCK OPTIONS

The Company has granted qualified stock options under the Company’s 2000 Stock Incentive Plan (the “2000 ISOP”) and 2008 Stock Plan, as amended and restated (the “2008 ISOP”).  At March 31, 2012, stock options to purchase 2,133,739 shares of common stock at an exercise price ranging from $0.20 to $4.36 per share were outstanding.  Prior to becoming publicly traded, the exercise prices were determined by the Board at the time of grant.  In each such case the exercise price was not less than the fair market value of the common stock as determined by the Board in good faith taking into account such factors as recent issuances of preferred stock with an appropriate discount factored in relative to the common shares.  The exercise prices for options issued under the 2000 ISOP following the sale of preferred stock by the Company during November and December of 2007 represent a discount to the issuance price of $0.78 for such preferred stock taking into account the added value of the conditions in the preferred stock (for example, it was redeemable with 10% appreciation).  The exercise prices for options issued under the 2008 ISOP represent the closing price of the Company’s common stock on the business day preceding the grant date.  The stock options granted become exercisable (“vested”) as to 25% of the original number of shares on the first anniversary of the grant date and as to an additional 6.25% of the original number of shares at the end of each successive three-month period following the first anniversary of the grant date until the fourth anniversary of the grant date.  Unless earlier terminated, these stock options granted shall expire ten years after the grant date.  Following the reverse merger, all shares of preferred stock which were convertible on the basis of one share of preferred stock for one share of common stock issued were exchanged for common stock of Liberty Alliance, Inc. retroactively adjusted for all periods presented.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected	Expected	Dividend	Risk Free	Grant Date
Life	Volatility	Yield	Interest Rate	Fair Value

The 2000 ISOP
5 years	175%	0%	2.50%	$0.09 - $0.19

The 2008 ISOP
1-5 years	83% - 176%	0%	0.3% - 2.50%	$0.278 - $2.79

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

The following is a summary of the stock options activity:

	Number of	Weighted-
	Options	Average
	Outstanding	Exercise
		Price

Balance at December 31, 2010	1,061,198	$2.50
Granted	98,361	$2.71
Forfeited	(391,583)	-
Exercised	(92,947)	$0.38
Balance at December 31, 2011	675,029	$2.81
Granted	1,560,000	$0.38
Forfeited	(101,290)	-
Exercised	-	-
Balance at March 31, 2012	2,133,739	$0.98
Options exercisable on March 31, 2012	256,991	$2.51

Of the total options granted, options to purchase an aggregate of 256,991 shares of common stock are fully vested, exercisable and non-forfeitable. The aggregate intrinsic value of options vested and exercisable was $5,309.

As of March 31, 2012, there was a total of $995,469 of unrecognized compensation cost related to unvested stock options expected to be recognized over a weighted average period of approximately four years.

The following is a summary of the status of options outstanding at March 31, 2012 and December 31, 2011:

Outstanding Options at March 31, 2012				Exercisable Options

Range of	Number	Weighted	Weighted	Number	Weighted
Exercise Price		Average	Average		Average
		Remaining	Exercise		Exercise
		Contractual	Price		Price
		Life
$0.20 - $0.38	1,589,925	9.68years	$0.38	29,925	$0.20
$2.21 - $2.48	207,553	3.51years	$2.32	96,092	$2.36
$2.62 - $3.00	267,561	4.51years	$2.74	91,733	$2.75
$3.92 - $4.36	68,700	7.63years	$4.04	39,241	$4.05
Total	2,133,739		$0.98	256,991	$2.51

Outstanding Options at December 31, 2011				Exercisable Options

Range of	Number	Weighted	Weighted	Number	Weighted
Exercise Price		Average	Average		Average
		Remaining	Exercise		Exercise
		Contractual	Price		Price
		Life
$0.20 - $1.02	30,025	5.93years	$0.20	30,025	$0.20
$2.21 - $2.48	207,553	3.76years	$2.32	83,118	$2.37
$2.62 - $3.00	267,651	4.76years	$2.74	56,653	$2.77
$3.92 - $4.36	169,800	7.76years	$3.97	91,775	$3.97
Total	675,029		$2.81	261,571	$2.77

For the three months ended March 31, 2012 and 2011, stock compensation expenses were $100,000 and $109,000, respectively.

12.           RELATED PARTY TRANSACTIONS

There were no related party transactions during the three months ended March 31, 2012 other than the ongoing guarantees of certain of our credit facilities by an executive officer, in one instance together with his spouse, as described in Note 4 and the following transaction:

Pursuant to the terms of the Joint Venture Agreement with Ciao Telecom described in Note 1, our chief executive officer purchased 1% of the outstanding stock of CiaoHub, S.A., the Brazilian corporation formed by the Company and Ciao Telecom, for $400. Our chief executive officer is a director of Ciao Telecom and all directors of Ciao Telecom purchased a 1% interest in Ciao Telecom on the same terms.

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

The Company’s subsidiaries in Hong Kong are subject to Hong Kong profits tax at a statutory rate of 16.5%.  No provision for Hong Kong profits tax was required as these entities incurred losses during 2012 and 2011.  Management believes the realization of tax benefits from the net operating losses is uncertain due to the Company’s current operating history and continuing losses.  Accordingly, no net deferred tax benefit has been recorded.

The Company’s subsidiaries in China would be subject to China income tax at a statutory rate of 25% in 2012 and 2011.  However, these subsidiaries are located in special economic regions and/or qualify as “new or high-technology enterprises” that are allowed special tax reductions until 2012. The Company’s subsidiaries in China were subject to a special tax rate was 24% in 2011.

Income tax expense for the three months ended March 31, 2012 and 2011 is summarized as follows:

	2012	2011

Current	$235,000	$1,502,000
Deferred	-	-
	$235,000	$1,502,000

 Provision for income taxes mainly represents the PRC income taxes calculated at the applicable rate on SinoHub Electronics Shenzhen, Limited and SinoHub SCM Shenzhen, Limited.

The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the three months ended March 31, 2012 and 2011 is as follows:

	2012		2011

Income before income taxes	$(1,983,000)	100%	$5,045,000	100%

China income taxes at statutory rate	$(496,000)	25%	$1,261,000	25%
Operating loss carried forward	731,000	-37%	412,000	9%
Effect of (non-taxable income)/ non-deductible expenses	-	0%	(108,000)	-2%
China qualified income tax exemptions	-	0%	(63,000)	-1%
Income tax expense	$235,000	-12%	$1,502,000	33%

Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax and book basis of assets and liabilities, and are recognized based on the enacted statutory tax rates for the year in which the Company expects the differences to reverse. A valuation allowance is established against a deferred tax asset when it is more likely than not that the asset or any portion thereof will not be realized. The Company provided a full valuation allowance against the deferred tax benefits related to net operating losses for the three months ended March 31, 2012 and 2011.

14.           CONCENTRATIONS AND RISKS

Substantially all of Company's assets are located in the PRC and Hong Kong.

During the three months ended March 31, 2012 and 2011, approximately 80% and 70% of revenues were derived from overseas sales, respectively.

Major customers and sales to those customers as a percentage of total sales were as follows:

	Customer A	Customer B	Customer C
For the three months ended
March 31, 2012	21%	8%	6%
March 31, 2011	10%	7%	5%

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

The Company's chief operating decision maker is the Chief Executive Officer.  The following were details of the Company's reportable segments:

	For three months ended March 31,
	2012	2011
Revenues from external customers:
ECSS	$13,810,000	$21,526,000
ICM	47,977,000	16,442,000
	$61,787,000	$37,968,000
Depreciation:
ECSS	$261,000	$373,000
ICM	822,000	93,000
	$1,083,000	$466,000
Stock option compensation amortization:
ECSS	$32,000	$60,000
ICM	68,000	49,000
	$100,000	$109,000
Provision for bad debts:
ECSS	$1,027,000	$28,000
ICM	535,000	24,000
	$1,562,000	$52,000
Interest income:
ECSS	$147,000	$194,000
ICM	498,000	148,000
	$645,000	$342,000

Interest expense:
ECSS	$180,000	$278,000
ICM	564,000	212,000
	$744,000	$490,000
Income taxes expenses:
ECSS	$102,000	$868,000
ICM	133,000	634,000
	$235,000	$1,502,000
Income from operations:
ECSS	$(514,000)	$1,760,000
ICM	(1,874,000)	2,695,000
	$(2,388,000)	$4,455,000

Total amount of income from operations is consistent with the consolidated statements of operations.

Addition to property and equipment:
ECSS	$15,000	$2,309,000
ICM	111,000	457,000
	$126,000	$2,766,000
Total segment assets:	As of March 31, 2012	As of December 31, 2011
ECSS	$24,877,000	$68,636,000
ICM	182,809,000	109,567,000
	$207,686,000	$178,203,000

16.          GEOGRAPHICAL REVENUE

Of SinoHub’s $61.8 million in revenue in the first quarter of 2012, approximately 20% was from sales in PR China and 80% was from sales in Hong Kong.

17.           SUBSEQUENT EVENTS

 In April 2012 the company deferred the additional capital contribution of $2,051,000 that was due to be made to a PRC subsidiary.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on April 11, 2012.  This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report on Form 10-Q.   All amounts are expressed in United States dollars.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 2012 COMPARED TO MARCH 31, 2011

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

Overall Results

The Company reported a net loss for the three months ended March 31, 2012 of $2.2 million compared to net income of $3.5 million in the year-earlier period.  The change is due in large part to the loss of a significant customer that was a source of high margin business and a substantial increase in the Company’s provision for bad debts to $1.6 million from $52,000 in the year-earlier quarter based on the Company’s assessment of collection trends and market conditions.  The first fiscal quarter is historically the slowest fiscal quarter of each year, and quarterly results fluctuate significantly from quarter to quarter.  Based on these facts and the Company’s continuing focus on its ICM business as a larger component of overall operations, the Company does not believe that results for the three months ended March 31, 2012 are necessarily indicative of future performance or any trends but continues to evaluate its results of operations on a quarterly basis going forward.  Net loss margin was 3.6% for the three months ended March 31, 2012 compared to net income margin of 9.3% in the year-earlier period.

Net Sales

Net sales for three months ended March 31, 2012 were $61.8 million, up 62.7% from $38.0 million in the year-earlier period.  The Company reports net sales on the basis of two business segments: electronic component sales and services (ECSS) and electronic products manufacturing and sales (ICM).

In three months ended March 31, 2012, net sales of the ECSS business segment decreased to $13.8 million from $21.5 million in the year-earlier period as the Company continued to shift its focus to ICM.  In three months ended March 31, 2012, net sales of the ICM business segment increased 191.8% to $48.0 million from $16.4 million in the year-earlier period.

Gross Profit

The Company recorded gross profit of $1.6 million in the three months ended March 31, 2012, compared with $7.7 million in the year-earlier period, a decrease of 79.2%.  The gross margin in the three months ended March 31, 2012 decreased to 2.6% from 20.3% in the year-earlier period. These decreases were in part the result of a more difficult environment in ECSS caused by a lack of a dominant company in the Chinese 3G market reducing opportunities for arbitrage and tightening of credit terms by Chinese banks leading to customers requesting longer payment terms and making collections more difficult.  Another factor in the decreases is the fact that the company is still offering price incentives to gain new customers in ICM. Also, to utilize capacity, the Company has had to take on more ICM business where it provides pure contract manufacturing that is inherently low margin business as compared to the higher margin private label device business which the Company is seeking to obtain.

Operating Expenses

Total operating expenses increased to $4.0 million or 6.5% of revenues in the three months ended March 31, 2012, compared to $3.2 million, or 8.5% of revenues in the year-earlier period.  Selling, general and administrative expenses decreased to $1.8 million in the three months ended March 31, 2012 from $2.7 million in the year-earlier period, representing approximately 3.0% and 7.1% of revenues respectively.  The largest factors in the decrease in selling, general and administrative expenses from 2011 to 2012 were lower fees for services and tighter cost control.  Depreciation was $627,000 in the three months ended March 31, 2012, compared to $466,000 in the year-earlier period with the increase due primarily to additional equipment and leasehold improvements.

Income from Operations

The Company recorded a loss from operations of $2.4 million in the three months ended March 31, 2012, down 153.6% from income from operations of $4.5 million in the year-earlier period.

Income Taxes

The Company recorded income tax expense of $235,000 in the three months ended March 31, 2012, compared with $1.5 million in the year-earlier period.  Income taxes were levied on profitable subsidiaries with no corresponding tax offset from subsidiaries with losses on consolidation.  The Company’s subsidiaries in China are subject to Chinese income tax at 25% in 2012 versus a special rate of 24% in 2011.  Income tax estimates in interim periods have varied as the Company has adjusted provisions and accruals in light of actual tax filings.

Foreign Currency Translation Gain and Comprehensive Net Income

The Company recorded foreign currency translation loss of $185,000 in the three months ended March 31, 2012, as compared with $601,000 in the year-earlier period.  Comprehensive net loss (net loss plus foreign currency translation loss) was $2.4 million in the three months ended March 31, 2012, compared with comprehensive net income of $4.1 million in the year-earlier period.

CONSOLIDATED FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

Because the Company has not had the opportunity to raise additional equity capital for growth, the decision has been made to reduce our ECP business, which consumes working capital than our ICM business, at a rate faster than the Company initially planned in order to allow for more investment in ICM.  At March 31, 2012, the Company’s working capital was $75.5 million, decreased from $77.1 million at December 31, 2011.  The Company does not expect it will require further equity financing for the foreseeable future for its current operations as currently conducted, including the greater emphasis on ICM and a de-emphasis of our ECP business. The Company is, however, seeking to increase its customer base, including its customer base in additional geographic regions.  The Company may seek to implement this strategy through joint ventures or strategic alliances which may require modest or significant amounts of capital. To the extent such strategies do require significant amounts of capital from the Company, the Company may seek additional equity financing but there is no guarantee that the Company would be able to obtain such financing on favorable terms or at all. As of March 31, 2012, the Company had approximately $24.6 million available to borrow under its credit facilities.

At March 31, 2012 and December 31, 2011, the Company had cash and cash equivalents of $7.2 million and $7.7 million, respectively.  During the three months ended March 31, 2012, the net amount of cash used in the Company’s operating activities was $1.8 million, the net amount of cash used in investing activities was $30.9 million, and the net amount of cash provided by financing activities was $32.3 million.

The company used a substantial amount of Non-Deliverable Forward (NDF) contracts to reduce its costs and on March 31, 2012 had $87.5 million in NDF deposits balanced by $87.5 million in borrowings related to these NDF contracts.  At the end of all NDF contracts the net of these deposits and borrowings will exactly offset each other.  There is no risk for the company in these transactions.

Cash Flows from Operating Activities

The net amount of cash used in the Company’s operating activities during three months ended March 31, 2012 was $1.8 million, which primarily included the loss from operations plus a substantial increase in accounts receivable, which was partially offset by a reduction in inventory.  For three months ended March 31, 2011, the net amount of cash used in the Company’s operating activities was $4.4 million, which primarily included earnings from operations that were offset by an increase in inventory and accounts receivable.

Cash Flows from Investing Activities

The net amount of cash used in investing activities during three months ended March 31, 2012 was $30.9 million which was primarily the result of restricted cash buildup.  For three months ended March 31, 2011, the net amount of cash used in investing activities was $45.3 million which was the result of restricted cash buildup and investments in property and equipment.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during three months ended March 31, 2012 was $32.3 million which was primarily the result of the bank borrowings.  For three months ended March 31, 2011, the net amount of cash provided by financing activities was $58.8 million of which approximately $10.4 million was the result of a private placement stock offering and approximately $48.5 million was the result of the bank borrowings.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Remediation

As disclosed in Item 9A of our amended Annual Report on Form 10-K/A for the year ended December 31, 2011, management has been actively engaged in efforts to remediate the material weakness in internal control over financial reporting relating to the accounting for stock purchase warrants, as described in Item 9A of our Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010, that we previously identified for the fiscal year ended December 31, 2010. As disclosed in Item 9A of our amended Annual Report on Form 10-K/A for the year ended December 31, 2011, management believes that its efforts effectively remediated the material weakness and no additional remedial steps were taken in the quarter ended March 31, 2012.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 1A of our amended Annual Report on Form 10-K/A for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item6.Exhibit No.	Title of Document

10.1
Contract of Employment dated January 1, 2012 between SinoHub Electronics Shenzhen, Ltd and Henry T. Cochran (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2012 and incorporated herein by reference)

10.2
Employment Contract dated January 1, 2012 between B2B Chips, Ltd. and Henry T. Cochran (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2012 and incorporated herein by reference)

10.3
Contract of Employment dated January 1, 2012 between SinoHub Electronics Shenzhen, Ltd and Lei Xia (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2012 and incorporated herein by reference)

10.4
Employment Contract dated January 1, 2012 between B2B Chips, Ltd. and Lei Xia (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2012 and incorporated herein by reference)

10.5
Contract of Employment dated January 1, 2012 between SinoHub Electronics Shenzhen, Ltd and Li De Hai (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2012 and incorporated herein by reference)

10.6
Employment Contract dated January 1, 2012 between B2B Chips, Ltd. and Li De Hai (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2012 and incorporated herein by reference)

10.7
Joint Venture Agreement between SinoHub, Inc. and Ciao Telecom, Inc. dated as of February 13, 2012 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2012 and incorporated herein by reference)

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

101
The following financial statements from the Quarterly Report on Form 10-Q of SinoHub, Inc. for the quarter ended March 31, 2012 formatted in XBRL: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.***

*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SINOHUB, INC.

Date: May 15, 2012	By:	/s/ Henry T. Cochran
Henry T. Cochran
Chief Executive Officer

Date: May 15, 2012	By:	/s/ Li De Hai
Li De Hai
Chief Financial Officer (Principal Financial and Accounting Officer)